Form 10-Q
period 2004-09-30
GEORGIA POWER CO; SAVANNAH ELECTRIC & POWER CO; ALABAMA POWER CO; MISSISSIPPI POWER CO; SOUTHERN POWER CO; SOUTHERN CO; GULF POWER CO
filed 2004-11-05
CIK 41091, 86940, 3153, 66904, 1160661, 92122, 44545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to_____

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-3526	The Southern Company	58-0690070
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
Yes  ☒     No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Registrant	Yes	No
The Southern Company	x
Alabama Power Company		x
Georgia Power Company		x
Gulf Power Company		x
Mississippi Power Company		x
Savannah Electric and Power Company		x
Southern Power Company		x

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2004
The Southern Company	Par Value $5 Per Share	739,686,919
Alabama Power Company	Par Value $40 Per Share	8,250,000
Georgia Power Company	Without Par Value	7,761,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Savannah Electric and Power Company	Par Value $5 Per Share	10,844,635
Southern Power Company	Par Value $0.01 Per Share	1,000

     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company and Southern Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2004

Page
Number
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	129
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3. Defaults Upon Senior Securities	Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5. Other Information	Inapplicable
Item 6. Exhibits	129
Signatures	134

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
AFUDC	Allowance for funds used during construction
Clean Air Act	Clean Air Act Amendments of 1990
Dynegy	Dynegy, Inc.
ECO Plan	Environmental Compliance Overview Plan
EITF	Emerging Issues Task Force
Energy Act	Energy Policy Act of 1992
EPA	U. S. Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power for the year ended December 31, 2003
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
NRC	Nuclear Regulatory Commission
PEP	Performance Evaluation Plan
PPA	Purchase Power Agreement
PSC	Public Service Commission
PUHCA	Public Utility Holding Company Act of 1935, as amended
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric
RTO	Regional Transmission Organization
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SMA	Supply Margin Assessment
Southern Company	The Southern Company
Southern Company GAS	Southern Company Gas LLC
Southern Company system	Southern Company, the retail operating companies, Southern Power and other subsidiaries
Southern LINC	Southern Communications Services, Inc.
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee and Virginia
TVA	Tennessee Valley Authority

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for Southern Company’s wholesale business, storm damage cost recovery, completion of construction projects and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental, tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries and current IRS audits;

•	the effects, extent and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	the impact of fluctuations in commodity prices, interest rates and customer demand;

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and pending and future rate cases and negotiations;

•	effects of and changes in political, legal and economic conditions and developments in the United States, including the current state of the economy;

•	the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from the terrorist incidents on September 11, 2001, or any similar incidents or responses to such incidents;

•	financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	weather and other natural phenomena;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$2,915,085	$2,757,014	$7,537,030	$6,906,564
Sales for resale	343,298	376,002	1,037,915	1,033,609
Other electric revenues	99,635	90,644	287,339	410,598
Other revenues	82,787	77,187	319,731	315,077

Total operating revenues	3,440,805	3,300,847	9,182,015	8,665,848

Operating Expenses:
Fuel	982,511	936,982	2,691,261	2,385,357
Purchased power	187,753	137,860	525,577	385,108
Other operations	545,778	519,899	1,629,236	1,556,460
Maintenance	209,497	195,871	715,453	664,535
Depreciation and amortization	241,134	260,623	715,237	763,908
Taxes other than income taxes	161,165	155,263	474,232	446,826

Total operating expenses	2,327,838	2,206,498	6,750,996	6,202,194

Operating Income	1,112,967	1,094,349	2,431,019	2,463,654
Other Income and (Expense):
Allowance for equity funds used during construction	14,333	5,025	31,984	17,049
Interest income	6,174	4,994	20,283	30,081
Equity in losses of unconsolidated subsidiaries	(21,624)	(21,983)	(68,193)	(75,425)
Leveraged lease income	18,776	16,168	51,708	49,581
Interest expense, net of amounts capitalized	(132,773)	(129,153)	(401,971)	(387,102)
Interest expense to affiliate trusts	(31,930)	—	(63,915)	—
Distributions on mandatorily redeemable preferred securities	—	(36,393)	(31,168)	(115,930)
Preferred dividends of subsidiaries	(7,402)	(5,473)	(22,413)	(15,695)
Other income (expense), net	(8,433)	(29,483)	(31,897)	(31,314)

Total other income and (expense)	(162,879)	(196,298)	(515,582)	(528,755)

Earnings Before Income Taxes	950,088	898,051	1,915,437	1,934,899
Income taxes	305,615	279,216	587,690	586,378

Consolidated Net Income	$644,473	$618,835	$1,327,747	$1,348,521

Common Stock Data:
Consolidated basic earnings per share	$0.87	$0.85	$1.80	$1.86
Consolidated diluted earnings per share	$0.87	$0.84	$1.79	$1.85
Average number of basic shares of common stock outstanding (in thousands)	739,345	729,816	738,056	724,462
Average number of diluted shares of common stock outstanding (in thousands)	743,695	734,855	742,271	729,671
Cash dividends paid per share of common stock	$0.3575	$0.35	$1.0575	$1.035

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Consolidated net income	$1,327,747	$1,348,521
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	866,839	893,880
Deferred income taxes and investment tax credits	475,009	282,798
Allowance for equity funds used during construction	(31,984)	(17,049)
Equity in losses of unconsolidated subsidiaries	68,193	75,425
Leveraged lease income	(51,708)	(49,581)
Pension, postretirement, and other employee benefits	6,695	(29,837)
Tax benefit of stock options	21,949	25,917
Hedge settlements	(8,762)	(120,483)
Other, net	(73,953)	32,162
Changes in certain current assets and liabilities —
Receivables, net	(419,831)	(82,678)
Fossil fuel stock	31,814	(11,719)
Materials and supplies	(18,039)	(20,202)
Other current assets	(36,373)	26,758
Accounts payable	(77,340)	(190,336)
Accrued taxes	118,811	294,004
Accrued compensation	(105,807)	(164,023)
Other current liabilities	(11,369)	90,323

Net cash provided from operating activities	2,081,891	2,383,880

Investing Activities:
Gross property additions	(1,457,161)	(1,452,870)
Cost of removal net of salvage	(47,420)	(51,767)
Construction receivables/payable, net	(30,638)	(55,280)
Investment in unconsolidated subsidiaries	(73,810)	(81,238)
Other	(19,411)	54,579

Net cash used for investing activities	(1,628,440)	(1,586,576)

Financing Activities:
Decrease in notes payable, net	(210,457)	(539,091)
Proceeds —
Long-term debt	1,426,125	2,880,495
Mandatorily redeemable preferred securities	200,000	—
Preferred stock	175,000	125,000
Common stock	89,678	370,305
Redemptions —
Long-term debt	(1,081,146)	(2,294,303)
Mandatorily redeemable preferred securities	(240,000)	(240,000)
Preferred stock	(28,388)	—
Payment of common stock dividends	(779,875)	(748,111)
Other	(31,633)	(41,682)

Net cash used for financing activities	(480,696)	(487,387)

Net Change in Cash and Cash Equivalents	(27,245)	309,917
Cash and Cash Equivalents at Beginning of Period	311,274	273,032

Cash and Cash Equivalents at End of Period	$284,029	$582,949

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $29,785 and $39,673 capitalized for 2004 and 2003, respectively)	$428,944	$471,001
Income taxes (net of refunds)	$35,973	$55,282

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$284,029	$311,274
Receivables —
Customer accounts receivable	870,838	678,345
Unbilled revenues	321,292	275,395
Under recovered regulatory clause revenues	449,432	204,563
Other accounts and notes receivable	272,826	338,557
Accumulated provision for uncollectible accounts	(31,363)	(30,155)
Fossil fuel stock, at average cost	284,312	316,126
Vacation pay	101,595	96,700
Materials and supplies, at average cost	588,604	570,787
Prepaid expenses	137,950	125,477
Other	92,645	30,196

Total current assets	3,372,160	2,917,265

Property, Plant, and Equipment:
In service	41,098,890	40,339,785
Less accumulated depreciation	14,820,297	14,310,726

	26,278,593	26,029,059
Nuclear fuel, at amortized cost	202,581	222,667
Construction work in progress	1,577,221	1,274,888

Total property, plant, and equipment	28,058,395	27,526,614

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	839,046	807,893
Leveraged leases	957,539	837,843
Other	346,175	238,377

Total other property and investments	2,142,760	1,884,113

Deferred Charges and Other Assets:
Deferred charges related to income taxes	866,481	874,443
Prepaid pension costs	966,169	911,442
Unamortized debt issuance expense	153,808	151,558
Unamortized loss on reacquired debt	327,495	326,389
Other regulatory assets	249,667	121,676
Other	361,217	324,474

Total deferred charges and other assets	2,924,837	2,709,982

Total Assets	$36,498,152	$35,037,974

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders' Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$455,242	$741,073
Notes payable	357,243	567,771
Accounts payable	708,023	698,758
Customer deposits	196,253	189,000
Accrued taxes —
Income taxes	315,711	153,757
Other	318,135	248,937
Accrued interest	173,341	186,935
Accrued vacation pay	132,640	128,505
Accrued compensation	325,548	436,854
Other	264,951	264,688

Total current liabilities	3,247,087	3,616,278

Long-term Debt	10,746,392	10,164,018

Long-term Debt Payable to Affiliated Trusts	1,960,644	—

Mandatorily Redeemable Preferred Securities	—	1,900,486

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,971,302	4,586,377
Deferred credits related to income taxes	382,819	409,339
Accumulated deferred investment tax credits	558,953	579,490
Employee benefit obligations	830,839	765,390
Asset retirement obligations	889,145	845,392
Other cost of removal obligations	1,286,581	1,261,519
Miscellaneous regulatory liabilities	433,347	576,393
Other	319,895	262,580

Total deferred credits and other liabilities	9,672,881	9,286,480

Total Liabilities	25,627,004	24,967,262

Cumulative Preferred Stock of Subsidiaries	569,738	423,126

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — September 30, 2004: 739,918,278 Shares;
— December 31, 2003: 735,021,270 Shares
Treasury — September 30, 2004: 231,359 Shares;
— December 31, 2003: 192,691 Shares
Par value	3,699,591	3,675,106
Paid-in capital	833,332	746,080
Treasury, at cost	(5,140)	(4,066)
Retained earnings	5,889,918	5,343,471
Accumulated other comprehensive loss	(116,291)	(113,005)

Total Common Stockholders’ Equity	10,301,410	9,647,586

Total Liabilities and Stockholders’ Equity	$36,498,152	$35,037,974

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Consolidated Net Income	$644,473	$618,835	$1,327,747	$1,348,521
Other comprehensive loss:
Change in fair value of marketable securities, net of tax of $(796), $-, $2,511 and $-, respectively	(1,330)	(284)	4,572	(188)
Changes in fair value of qualifying hedges, net of tax of $(17,897), $5,781, $(10,094) and $(4,325), respectively	(30,658)	(6,399)	(18,088)	(19,903)
Less: Reclassification adjustment for amounts included in net income, net of tax of $1,969, $2,723, $6,354 and $(1,937), respectively	3,170	4,401	10,230	(1,956)

COMPREHENSIVE INCOME	$615,655	$616,553	$1,324,461	$1,326,474

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 2004 vs. THIRD QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

OVERVIEW

Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies — Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric — and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services and natural gas marketing. For additional information on these businesses, see BUSINESS — The SOUTHERN System — “Retail Operating Companies,” “Southern Power” and “Other Business” in Item 1 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Southern Company’s third quarter and year-to-date 2004 earnings were $644 million ($0.87 per share) and $1.33 billion ($1.80 per share), respectively, compared with $619 million ($0.85 per share) and $1.35 billion ($1.86 per share) in the third quarter and year-to-date 2003. Earnings in the third quarter 2004 increased despite mild weather, primarily due to increased consumption of electricity by existing customers in the Southern Company service area reflecting continued improvement in the economy and continued customer growth. The decrease in year-to-date 2004 earnings is primarily attributed to a one-time after-tax gain of $88 million included in the second quarter 2003 from termination of capacity sales contracts with Dynegy. Excluding the Dynegy contract termination, year-to-date 2004 earnings increased primarily due to increased consumption of electricity by existing customers in the Southern Company service area reflecting continued improvement in the economy and continued customer growth. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information on these contract terminations.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$158,071	5.7	$630,466	9.1
Sales for resale	(32,704)	(8.7)	4,306	0.4
Other electric revenues	8,991	9.9	(123,259)	(30.0)
Fuel expense	45,529	4.9	305,904	12.8
Purchased power expense	49,893	36.2	140,469	36.5
Other operations and maintenance expenses	39,505	5.5	123,694	5.6
Depreciation and amortization expense	(19,489)	(7.5)	(48,671)	(6.4)
Taxes other than income taxes	5,902	3.8	27,406	6.1
Interest income	1,180	23.6	(9,798)	(32.6)
Other income (expense), net	21,050	71.4	(583)	(1.9)

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail base revenues increased by $47 million, or 2.4%, in the third quarter 2004 and increased by $228 million, or 4.7%, year-to-date 2004 when compared to the same periods in 2003. In the third quarter and year-to-date 2004, retail kilowatt-hour energy sales increased by 0.8% and 3.4%, respectively, over the same periods in 2003, primarily due to growth in the number of customers and demand and the continued improvement in the economy. In the third quarter 2004, retail kilowatt-hour energy sales in the commercial and industrial sectors were up by 0.8% and 2.7%, respectively, while the residential sector was down slightly by 0.9%, reflecting the impact of hurricane related outages, when compared to the same period in 2003. Year-to-date 2004, retail kilowatt-hour energy sales to residential, commercial and industrial customers were up by 3.7%, 3% and 3.5%, respectively, from the amounts recorded in the corresponding period in 2003. The number of retail customers increased by 1.7% for the year-to-date 2004 when compared to year-to-date 2003.

     Sales for resale. In the third quarter 2004, sales for resale revenues decreased when compared to the same period in 2003 primarily due to lower opportunity sales in the wholesale generation business following the June 2004 start of a PPA for 618 megawatts, which significantly reduced the amount of uncontracted capacity available for such sales. The level of opportunity sales in 2003 was also higher as a result of an unusual combination of mild weather in Southern Company’s service territory making more coal-fired generation available for sale to utilities outside the service territory that depend heavily on gas-fired generation. Southern Power added 2,407 megawatts of generating capacity in June and October 2003. A portion of this new capacity contributed to the increase in sales for resale revenues year-to-date 2004 as a result of increased energy revenues from PPAs with neighboring utilities. These increases in sales for resale revenues offset the reduction in revenues resulting from the termination of contracts with subsidiaries of Dynegy in May 2003. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information on these contract terminations.

     Other electric revenues. Other electric revenues increased $9 million, or 9.9%, in the third quarter 2004 when compared to the same period in 2003 primarily due to increases of $3 million in transmission revenue, $2 million in rent from other electric property and $1.6 million in outdoor lighting revenue. Year-to-date 2004, other electric revenues decreased from 2003 as a result of the $142 million in contract termination revenues from Dynegy recorded in May 2003. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information on these contract terminations. Excluding these contract termination revenues, other electric revenues increased $18.8 million, or 7%, year-to-date 2004 when compared to the same period in 2003 primarily as a result of increases of $6 million in transmission revenue, $3.6 million in rent from other electric property, $3.4 million in revenues from cogeneration sales and $3.4 million in outdoor lighting revenue.

     Fuel expense. Fuel expense in the third quarter and year-to-date 2004 increased due to the higher average unit cost of fuel. The year-to-date 2004 increase in fuel expense was also impacted by increased generating capacity at Southern Power. For the third quarter and year-to-date periods in 2004, the average unit cost of fuel per kilowatt-hour generated increased 9.2% and 14%, respectively, when compared to the corresponding periods in 2003. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income. See “Future Earnings Potential — FERC and State PSC Matters — Retail Fuel Cost Recovery” herein for additional information. In addition, Southern Power’s PPAs generally provide that the purchasers are responsible for substantially all of the costs of fuel.

     Purchased power expense. During the third quarter and year-to-date 2004, purchased power expense increased when compared with the same periods in 2003 mainly due to increased demand for energy by retail customers and purchased energy used to meet off-system sales commitments. In some instances, power was available for purchase from external parties at prices lower than Southern Company’s own system generation costs. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Other operations and maintenance expenses. Other operations and maintenance expenses increased in the third quarter and year-to-date 2004 when compared to the same periods in 2003 due to higher scheduled transmission and distribution maintenance and other production expenses and year-to-date 2004 higher administrative expenses. Transmission and distribution expenses increased $1.9 million, or 1.3%, and $32.2 million, or 8.2%, for the third quarter and year-to-date 2004, respectively, due to completion of work postponed in 2003. Other production expenses were up $45.6 million, or 19.2%, and $60.1 million, or 7%, for the third quarter and year-to-date 2004, respectively, due to increased expenses primarily resulting from the operation of Southern Power’s new generating facilities. Administrative and general expenses increased $35 million, or 5.3%, year-to-date 2004 primarily as a result of payroll and employee benefits costs.

     Depreciation and amortization expense. Depreciation and amortization expense decreased in the third quarter and year-to-date 2004 as a direct result of increased amortization of regulatory liabilities at Georgia Power and Mississippi Power when compared to the corresponding periods in 2003. Georgia Power’s depreciation and amortization expenses decreased $19 million and $55 million for the third quarter and year-to-date 2004, respectively, primarily due to lower regulatory charges needed to levelize purchased power capacity costs under the terms of the retail rate order effective January 1, 2002. See Note 1 to the financial statements of Southern Company under “Depreciation and Amortization” in Item 8 of the Form 10-K for additional information. Mississippi Power’s decreases in depreciation and amortization expenses during the third quarter and year-to-date 2004 of $4 million and $11 million for the third quarter and year-to-date 2004, respectively, are primarily the result of the amortization of a $60 million regulatory liability as approved by the Mississippi PSC. See Note 3 to the financial statements of Southern Company under “Mississippi Power Regulatory Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements and “FERC and State PSC Matters” herein for additional information. The year-to-date 2004 decreases are partially offset by increases in depreciable plant in service, primarily as a result of Southern Power’s Stanton Unit A, which was placed in service in October 2003.

     Taxes other than income taxes. The third quarter and year-to-date 2004 increases in taxes other than income taxes over the comparable periods last year are primarily a result of increases in payroll taxes, property taxes on new facilities and higher tax assessments on property. Also, franchise and gross receipts taxes increased for the respective periods due to the increase in revenues from energy sales.

     Interest income. The year-to-date 2004 $9.8 million decrease in interest income when compared to the same period last year is primarily the result of $15.6 million of interest received from a federal income tax settlement in the second quarter of 2003 partially offset by $3.2 million of interest received in August 2004 from a state income tax settlement.

     Other income (expense), net. In the third quarter 2004, net expense decreased primarily as a result of a $10 million increase in income from customer growth, weather and changes in customer consumption related to a Georgia Power electricity pricing program that was partially offset by increased charitable donations and lower revenues from miscellaneous customer contracts when compared to the same period in 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. These factors include the retail operating companies’ ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Another major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

factors, including weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Southern Company in Item 7 of the Form 10-K.

Environmental Matters

New Source Review Actions and Plant Wansley Environmental Litigation

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS - “Future Earnings Potential — Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “New Source Review Actions” and “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The cases against Alabama Power, Georgia Power and Savannah Electric had been effectively stayed pending this final resolution of the TVA case. On June 16, 2004, the U.S. District Court for the Northern District of Alabama lifted the stay of the New Source Review litigation against Alabama Power, placing the case back onto the District Court’s active docket. At this time, no party to the case against Georgia Power and Savannah Electric has sought to reopen that case, which remains administratively closed in the District Court for the Northern District of Georgia. On June 10, 2004, the U.S. District Court for the Northern District of Georgia granted Georgia Power’s motion in the Plant Wansley environmental litigation for partial summary judgment regarding emissions offsets. The case has been removed from the court’s trial calendar due to pending motions for summary judgment, and a new trial date has not been scheduled. An adverse outcome in any one of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties that cannot be determined at this time. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company and the other defendants have filed motions to dismiss both lawsuits. Southern Company intends to

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

vigorously defend against these claims. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On March 12, 2004, the EPA redesignated the Birmingham, Alabama area from nonattainment to attainment under the one-hour ozone national ambient air quality standard. On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Areas within the Southern Company’s service area that have been designated as nonattainment under the eight-hour ozone standard include Birmingham, Macon (Georgia) and a 20-county area within metropolitan Atlanta. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. Areas classified as “severe” nonattainment areas under the one-hour standard will not be required to impose emissions fees as a result of nonattainment. Georgia Power, therefore, will no longer be subject to imposition of emissions fees if the Atlanta area does not come into attainment with the one-hour standard. In any event, however, based on the last three years of data, the State of Georgia believes that the Atlanta area has attained the one-hour standard and is in the process of applying for redesignation from the EPA. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states and therefore cannot be determined at this time.

     In June 2004, the EPA issued its recommendations for areas to be designated “nonattainment” for the fine particle national ambient air quality standard. Areas within Southern Company’s service area that were included in the EPA’s proposed fine particulate matter designations include 24 counties in the metro-Atlanta area; counties surrounding Macon, Athens and Columbus, Georgia; counties surrounding Birmingham, Alabama; and counties in Alabama and Georgia near Chattanooga, Tennessee. Alabama Power, Georgia Power and Southern Power own several plants located within the counties proposed for the nonattainment designations. The EPA plans to make final nonattainment designations for fine particulate matter by the end of 2004.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to Georgia. These rules specified that the State of Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. However, on October 22, 2004, the EPA announced it was granting a petition for reconsideration filed with the EPA by a coalition of Georgia industries. The EPA will stay implementation of the rule, as it relates to Georgia, while it initiates rulemakings to address the petition. The impact of the nitrogen oxide reduction rules will depend on the outcome of the petition for reconsideration and/or any subsequent development and approval of Georgia’s state implementation plan and cannot be determined at this time.

FERC and State PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters” in Item 8 of the Form 10-K. On April 14,

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Southern Company in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Plant McIntosh Construction Project

See Note 3 to the financial statements of Southern Company under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held. To ensure the timely completion of construction on Plant McIntosh Units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

     The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh Units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted information showing that the book cost of the McIntosh construction project is lower than its market value. In direct testimony filed on October 14, 2004, the Georgia PSC staff proposed a different valuation that shows the market value for the Plant McIntosh construction project is less than book value. Georgia Power and Savannah Electric disagree with the proposed valuation methodology. Georgia Power and Savannah Electric plan to file rebuttal testimony in November with hearings being held in that same month. The Georgia PSC is expected to issue a final order in this matter in December 2004. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At September 30, 2004, the investment in the McIntosh construction project totaled approximately $381.1 million and $74.2 million for Georgia Power and Savannah Electric, respectively. The ultimate outcome of the Georgia PSC’s review cannot now be determined. See Note (J) to the Condensed Financial Statements herein for additional information.

Georgia Power Retail Rate Case

On July 1, 2004, Georgia Power filed a request with the Georgia PSC for an approximate 7 percent increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending July 31, 2005 and a proposed retail return on common equity of 12.5 percent. Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2004. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case by July 1, 2004.

     The increase in retail revenues is being requested to cover the higher costs of purchased power; operating and maintenance expenses; environmental compliance; and continued investment in new generation, transmission and distribution facilities to support growth and ensure reliability. Hearings on Georgia Power’s filed testimony were held in September 2004. Testimony from Georgia PSC staff was filed and hearings held in October 2004. Georgia Power plans to file rebuttal testimony in November 2004 with hearings on that testimony being held in the same month. Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2004. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Other Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Orders” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.

Alabama Power Environmental Rate Filing

On August 2, 2004, Alabama Power made a filing with the Alabama PSC to establish a specific rate mechanism for the recovery of retail costs associated with environmental laws, regulations or other such mandates. On October 5, 2004, the Alabama PSC voted to approve the rate mechanism as filed. The rate mechanism will begin operation in January 2005 and provide for the recovery of these costs pursuant to a factor that will be calculated annually. Environmental costs to be recovered will include operation and maintenance expense, depreciation and a return on invested capital. It is anticipated that for the first two years of the increase, retail rates will increase by approximately 1% ($33 million) in 2005 and approximately an additional 1% ($30 million) in 2006. In conjunction with the Alabama PSC’s approval, Alabama Power agreed to a moratorium until March 2007 on any retail rate increase under the previously approved Rate Stabilization and Equalization

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Plan. Any increase in March 2007 would be based upon the earned return on retail common equity at December 31, 2006. See Note 3 to the financial statements of Southern Company under “Alabama Power Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for further information on Alabama Power’s Rate Stabilization and Equalization Plan.

Mississippi Power Retail Rate Filing

On December 5, 2003, Mississippi Power filed a request with the Mississippi PSC to include 266 megawatts of Plant Daniel Units 3 and 4 generating capacity not previously included in jurisdictional cost of service. As part of Mississippi Power’s proposal to include the additional Plant Daniel capacity in retail rates, the Mississippi PSC, at the time of such filing, issued an interim accounting order in December 2003 directing Mississippi Power to expense and record in 2003 a regulatory liability in the amount of approximately $60 million while the Mississippi PSC fully considered the entire request. On May 25, 2004, the Mississippi PSC issued an order related to this matter. The Mississippi PSC approved Mississippi Power’s request to reclassify the 266 megawatts of Plant Daniel Unit 3 and 4 capacity to jurisdictional cost of service effective January 1, 2004 and authorized Mississippi Power to include the related costs and revenue credits in jurisdictional rate base, cost of service and revenue requirement calculations for purposes of retail rate recovery. As directed by the Mississippi PSC, Mississippi Power will amortize the regulatory liability established pursuant to the Mississippi PSC’s interim order in December 2003 as an increase to earnings as follows: $16.5 million in 2004, $25.1 million in 2005, $13.0 million in 2006 and $5.7 million in 2007. This amortization increased after tax earnings for the third quarter and year-to-date 2004 by $2.5 million and $7.7 million, respectively.

     In addition, the Mississippi PSC also approved Mississippi Power’s requested changes to its PEP rate schedule, including the use of a forward-looking test year, with appropriate oversight; annual, rather than semi-annual, filings; and certain changes to the performance indicator mechanisms. Rate changes will be limited to 4% of retail revenues annually under the revised PEP. The Mississippi PSC will review all aspects of PEP in 2007. See Note 3 to the financial statements of Southern Company under “Mississippi Power Regulatory Filing” in Item 8 of the Form 10-K for additional information.

Retail Fuel Cost Recovery

The retail operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In recent months, the retail operating companies have experienced higher than expected fuel costs for coal and gas. Those higher fuel costs have increased the under recovered fuel costs included in the Condensed Balance Sheets herein. The retail operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs.

Storm Damage Cost Recovery

On September 15 and 16, 2004, Hurricane Ivan hit the Gulf Coast of Florida and Alabama and continued north through the Southern Company’s service territory causing substantial damage. Nearly 40% of Southern Company’s 4 million customers were without electric service immediately after the hurricane. Almost 95% of those without power had service restored within one week, and two weeks after the storm, power had been restored to all who could receive service.

     Each retail operating company maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. At Alabama Power, operation and maintenance expenses associated with repairing the damage to its facilities and restoring service to customers are preliminarily estimated to be $52 million. The

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

balance in Alabama Power’s natural disaster reserve was not sufficient to cover these costs. On October 19, 2004, Alabama Power received approval from the Alabama PSC to record its hurricane related operation and maintenance expenses in its natural disaster reserve, thereby deferring the approximately $41 million negative balance for recovery in future periods in a manner which minimizes the impact on customers. At Gulf Power, the estimated total amount of damage related to Hurricane Ivan charged to the property damage reserve as of September 30, 2004 was $75.5 million. Prior to Hurricane Ivan, Gulf Power’s reserve balance was approximately $28 million. Gulf Power’s current annual accrual to the property damage reserve, as approved by the Florida PSC, is $3.5 million. The Florida PSC has also approved additional accrual amounts at Gulf Power’s discretion. Gulf Power is currently reviewing alternatives that would potentially allow for more rapid recovery of these costs. See Notes (K), (M) and (O) to the Condensed Financial Statements herein for additional information on these reserves.

Mirant Related Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Other Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Mirant Related Matters” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Mirant Related Matters.” In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Federal Bankruptcy Code. Southern Company has various contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation and joint and several liabilities in connection with the consolidated federal income tax return. The ultimate outcome of such contingent liabilities cannot now be determined.

Income Tax Matters

Leveraged Lease Transactions

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Income Tax Matters — Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Issues — Leveraged Lease Transactions” in Item 8 of the Form 10-K for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases. See Note (B) to the Condensed Financial Statements herein under “Income Tax Matters” for information on potential additional challenges and information related to the international leveraged leases that could have material impacts on Southern Company’s financial statements. The ultimate outcome of these matters cannot now be determined.

Synthetic Fuel Tax Credits

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Income Tax Matters — Synthetic Fuel Tax Credits” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters — Synthetic Fuel Tax Credits” in Item 8 of the Form 10-K for information related to Southern Company’s investments in two entities that produce synthetic fuel and receive tax credits under Section 29 of the Internal Revenue Code. In accordance with Section 29, these tax credits are subject to limitation as the annual average price of oil (as determined by the Department of Energy) increases over a specified, inflation-adjusted, dollar amount. Based on oil prices through October 31, 2004, Southern Company does not expect the recent oil price increases to result in any limitation to these credits in 2004. However, Southern Company, along with its partners in these investments, will continue to monitor oil prices. Any indicated potential limitation on these credits could affect either the timing or the amount of the credit recognition and could also require an impairment analysis of these investments by Southern Company.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

American Jobs Creation Act of 2004

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (Jobs Act) into law. The Jobs Act represents the most significant revision to the Internal Revenue Code since 1986. Congress must still develop the regulations that will implement the requirements of the Jobs Act. Southern Company is currently assessing the impact of the Jobs Act on its taxable income. However, Southern Company currently does not expect the Jobs Act to have a material impact on its financial statements.

Other Construction Projects

In October 2004, a partnership between Southern Company and the Orlando Utilities Commission (OUC) was selected by the U.S. Department of Energy (DOE) to build and operate a 285 MW coal-gasification facility. The facility will be located at OUC’s Stanton Energy Center near Orlando, Florida, site of Plant Stanton A, an existing gas-fired 630 megawatt unit co-owned by Southern Power, OUC and others. Southern Power will own and operate the Southern Company portion of the project. The project will demonstrate a coal gasification technology that has been under development, in partnership with the DOE, at Southern Company’s power systems development facility near Birmingham, Alabama. The project is scheduled to begin commercial operation in early 2010, with a projected total cost of $557 million. The DOE will contribute approximately $235 million of the cost.

     In August 2004 Southern Power completed limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project. Final completion is not anticipated until the 2008-2011 period. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information. The final outcome of these matters cannot now be determined.

Power Sales Agreements

On August 12, 2004, Georgia Power and Gulf Power entered into a PPA and Southern Power entered into two PPAs with Florida Power & Light (FP&L). Under the agreements, for the period from June 2010 through December 2015, Georgia Power and Gulf Power will provide FP&L with 165 megawatts of capacity annually from the jointly owned Plant Scherer Unit 3, and Southern Power will provide FP&L with a total of 790 megawatts of capacity annually from Plant Harris Unit 1 and Plant Franklin Unit 1. The contracts provide for fixed capacity payments and variable energy payments based on actual energy delivered. Additionally, FP&L will make payments for firm gas transportation. These contracts are contingent upon certain events, including approval of the Florida PSC. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Revenues” of Southern Company in Item 7 of the Form 10-K for information on long-term power sales contracts.

Other Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Other Matters” of Southern Company in Item 7 of the Form 10-K for information on nuclear security measures. Both Alabama Power and Georgia Power have implemented plans for the measures ordered by the NRC to be in effect on October 29, 2004 and are in compliance with the requirements. Alabama Power and Georgia Power — based on its ownership interest — currently estimate their respective expenditures related to these security measures to total $9.7 million and $9.8 million, of which $9.3 million and $1.4 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company’s business activities are subject to extensive governmental regulation related to

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations and Plant Daniel Capacity. Also see Note (K) to the Condensed Financial Statements herein for additional information related to Mississippi Power’s request to include the Plant Daniel capacity in jurisdictional cost of service and the related Mississippi PSC order.

New Accounting Standards

On March 31, 2004, Southern Company prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Southern Company’s net income. However, as a result of the adoption, Southern Company and the retail operating companies deconsolidated certain wholly-owned trusts established to issue preferred securities since Southern Company and the retail operating companies do not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. In addition, Southern Company consolidated its 85% limited partnership investment in an energy/telecom venture capital fund that was previously accounted for under the equity method. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In the third quarter 2004, Southern Company prospectively adopted FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). The Medicare Act provides a 28% prescription drug subsidy for Medicare eligible retirees. FSP 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation (APBO) and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Southern Company elected to apply this treatment prospectively. The effect of the subsidy reduced Southern Company’s expenses for the three months ended September 30, 2004 by approximately $5 million and is expected to have a similar impact on future expenses. The subsidy’s impact on the post-retirement medical plan APBO was a reduction of approximately $182

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

million. However, the ultimate impact on future periods is subject to federal regulations governing the subsidy created in the Medicare Act being finalized. See Note (G) to the Condensed Financial Statements herein for additional information.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Southern Company’s financial condition during the first nine months of 2004 included $1.5 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from net proceeds from short- and long-term security issuances of approximately $331 million and operating activities. See Southern Company’s Condensed Consolidated Statements of Cash Flows and “Financing Activities” herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred stock dividends, leases, trust funding requirements and other purchase commitments. Approximately $455 million will be required by September 30, 2005 for redemptions and maturities of long-term debt.

Sources of Capital

Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances and term loan and short-term borrowings. However, the amount, type and timing of any financings, if needed, will depend upon market conditions and regulatory approval. See BUSINESS — “Financing Programs” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.

     To meet short term cash needs and contingencies, the Southern Company system had at September 30, 2004 approximately $284 million of cash and cash equivalents and approximately $3.2 billion of unused credit arrangements with banks, of which $73 million expire in 2004, $1.7 billion expire in 2005 and $1.4 billion expire in 2006 and beyond. Of the facilities maturing in 2004 and 2005, $1.2 billion contain provisions allowing two-year term loans executable at the expiration date and $275 million contain provisions allowing one-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit facilities, as needed, prior to expiration. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At September 30, 2004, the Southern Company system had outstanding commercial paper of $350 million and extendible commercial notes of $8 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Off-Balance Sheet Financing Arrangements

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Southern Company and its subsidiaries do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales and fixed-price physical gas purchases. At September 30, 2004, the maximum potential collateral requirements were approximately $433 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash.

     Southern Company and its subsidiaries are also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At September 30, 2004, Southern Company and its subsidiaries’ maximum potential exposure to these contracts was $9 million.

Market Price Risk

Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the retail operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the retail operating companies and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, the retail operating companies have each implemented fuel-hedging programs at the instruction of their respective PSCs.

     The fair value of derivative energy contracts at September 30, 2004 was as follows:

	Third Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$26,618	$15,825
Contracts realized or settled	(19,929)	(45,278)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	49,397	85,539

Contracts at September 30, 2004	$56,086	$56,086

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Source of September 30, 2004
	Valuation Prices
		Maturity
	Total
	Fair Value	Year 1	1-3 Years
		(in thousands)
Actively quoted	$60,099	$56,151	$3,948
External sources	(4,013)	(3,953)	(60)
Models and other methods	—	—	—

Contracts at September 30, 2004	$56,086	$52,198	$3,888

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In the first nine months of 2004, Southern Company and its subsidiaries issued $1.35 billion of senior notes, $276 million of other long-term debt, $175 million of preferred stock and $90 million of common stock through employee and director stock plans. The proceeds were primarily used to refund senior notes and other long-term debt and to fund ongoing construction projects. The remainder was used to repay short-term indebtedness. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first nine months of 2004.

     Subsequent to September 30, 2004, Gulf Power entered into loan agreements for $50 million maturing October 21, 2005 and $100 million maturing October 28, 2005. Proceeds from these borrowings were used for general corporate purposes and to finance repairs to its electric system for damage suffered as a result of Hurricane Ivan.

     Also subsequent to September 30, 2004, Savannah Electric has entered into interest rate hedging transactions related to the anticipated issuance of senior notes totaling approximately $30 million. The notes are expected to be issued in 2004. Further, Savannah Electric also entered into an interest rate hedging transaction related to $13.9 million of its outstanding tax-exempt auction rate securities. The interest rate swap will fix Savannah Electric’s interest rate cost related to these securities through 2007.

     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

     The market price of Southern Company’s common stock at September 30, 2004 was $29.98 per share and the book value was $13.93 per share, representing a market-to-book ratio of 215%, compared to $30.25, $13.13 and 230%, respectively, at the end of 2003. The dividend for the third quarter 2004 was $0.3575 per share compared to $0.35 per share in the third quarter 2003.

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of each registrant under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this quarterly report, Southern Company, the retail operating companies and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to each company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.

     (b) Changes in internal controls.

There have been no changes in Southern Company’s, the retail operating companies’ or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2004 that have materially affected or are reasonably likely to materially affect Southern Company’s, the retail operating companies’ or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$979,768	$951,612	$2,571,549	$2,371,347
Sales for resale —
Non-affiliates	134,068	134,897	366,504	370,390
Affiliates	95,739	96,840	215,472	213,568
Other revenues	36,798	32,785	111,359	101,096

Total operating revenues	1,246,373	1,216,134	3,264,884	3,056,401

Operating Expenses:
Fuel	331,853	330,189	880,942	810,724
Purchased power —
Non-affiliates	65,844	33,719	159,994	90,025
Affiliates	51,259	60,190	171,591	154,299
Other operations	156,179	152,434	463,454	446,619
Maintenance	60,307	68,143	231,412	224,364
Depreciation and amortization	106,860	103,526	318,359	308,242
Taxes other than income taxes	59,124	54,012	182,899	170,579

Total operating expenses	831,426	802,213	2,408,651	2,204,852

Operating Income	414,947	413,921	856,233	851,549
Other Income and (Expense):
Allowance for equity funds used during construction	4,237	2,159	12,261	9,958
Interest income	3,605	3,702	11,934	11,248
Interest expense, net of amounts capitalized	(46,385)	(50,068)	(148,831)	(163,582)
Interest expense to affiliate trusts	(4,059)	—	(8,240)	—
Distributions on mandatorily redeemable preferred securities	—	(3,937)	(3,938)	(11,317)
Other income (expense), net	(7,682)	(9,242)	(18,435)	(19,276)

Total other income and (expense)	(50,284)	(57,386)	(155,249)	(172,969)

Earnings Before Income Taxes	364,663	356,535	700,984	678,580
Income taxes	138,834	135,271	268,669	250,102

Net Income	225,829	221,264	432,315	428,478
Dividends on Preferred Stock	6,072	4,748	17,524	13,520

Net Income After Dividends on Preferred Stock	$219,757	$216,516	$414,791	$414,958

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$219,757	$216,516	$414,791	$414,958
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(285)	(470)	—	—	—
Changes in fair value of qualifying hedges, net of tax of $(11,016), $1,343, $(5,331) and $(80), respectively	(18,118)	2,474	(8,768)	480
Less: Reclassification adjustment for amounts included in net income, net of tax of $592, $1,514, $2,164 and $3,159, respectively	975	2,151	3,560	5,195

COMPREHENSIVE INCOME	$202,144	$221,141	$409,583	$420,633

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$432,315	$428,478
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	373,792	354,519
Deferred income taxes and investment tax credits, net	120,554	58,913
Allowance for equity funds used during construction	(12,261)	(9,958)
Pension, postretirement, and other employee benefits	(14,744)	(27,531)
Tax benefit of stock options	7,004	8,029
Hedge settlements	3,594	(12,668)
Natural disaster reserve payments	(19,992)	(3)
Other, net	(35,423)	(10,974)
Changes in certain current assets and liabilities —
Receivables, net	(203,743)	(95,679)
Fossil fuel stock	18,193	(5,844)
Materials and supplies	(9,060)	(7,708)
Other current assets	(65)	(12,028)
Accounts payable	(82,429)	(32,415)
Accrued taxes	181,294	169,083
Accrued compensation	(16,185)	(15,677)
Other current liabilities	3,582	47,864

Net cash provided from operating activities	746,426	836,401

Investing Activities:
Gross property additions	(533,563)	(473,484)
Cost of removal net of salvage	(25,484)	(23,707)
Other	12,850	13,300

Net cash used for investing activities	(546,197)	(483,891)

Financing Activities:
Increase (decrease) in notes payable, net	130,791	(36,991)
Proceeds —
Senior notes	600,000	1,065,000
Preferred stock	100,000	125,000
Common stock	40,000	25,000
Capital contributions from parent company	—	133
Redemptions —
Senior notes	(725,000)	(1,000,800)
Other long-term debt	(1,445)	(707)
Payment of preferred stock dividends	(16,197)	(11,747)
Payment of common stock dividends	(327,975)	(322,650)
Other	(14,759)	(4,328)

Net cash used for financing activities	(214,585)	(162,090)

Net Change in Cash and Cash Equivalents	(14,356)	190,420
Cash and Cash Equivalents at Beginning of Period	42,752	22,685

Cash and Cash Equivalents at End of Period	$28,396	$213,105

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,118 and $5,037 capitalized for 2004 and 2003, respectively)	$120,302	$123,848
Income taxes (net of refunds)	$18,490	$84,569

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$28,396	$42,752
Receivables —
Customer accounts receivable	302,077	223,865
Unbilled revenues	97,880	95,953
Under recovered regulatory clause revenues	118,889	16,697
Other accounts and notes receivable	53,210	53,547
Affiliated companies	60,576	48,876
Accumulated provision for uncollectible accounts	(5,702)	(4,756)
Fossil fuel stock, at average cost	68,800	86,993
Vacation pay	35,530	35,530
Materials and supplies, at average cost	220,751	211,690
Prepaid expenses	52,942	44,608
Other	30,452	19,454

Total current assets	1,063,801	875,209

Property, Plant, and Equipment:
In service	14,486,018	14,224,117
Less accumulated provision for depreciation	5,038,305	4,905,920

	9,447,713	9,318,197
Nuclear fuel, at amortized cost	95,859	93,611
Construction work in progress	447,534	321,316

Total property, plant, and equipment	9,991,106	9,733,124

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	45,301	47,811
Nuclear decommissioning trusts, at fair value	408,053	384,574
Other	25,861	16,992

Total other property and investments	479,215	449,377

Deferred Charges and Other Assets:
Deferred charges related to income taxes	318,343	321,077
Prepaid pension costs	478,459	446,256
Unamortized debt issuance expense	27,919	23,457
Unamortized loss on reacquired debt	111,461	110,946
Other regulatory assets	54,805	13,092
Other	132,836	98,086

Total deferred charges and other assets	1,123,823	1,012,914

Total Assets	$12,657,945	$12,070,624

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$15	$526,019
Notes payable	130,791	—
Accounts payable —
Affiliated	132,705	141,940
Other	159,535	162,314
Customer deposits	48,987	47,507
Accrued taxes —
Income taxes	185,048	83,544
Other	89,185	22,273
Accrued interest	57,170	46,489
Accrued vacation pay	35,530	35,530
Accrued compensation	59,435	75,620
Other	42,201	34,514

Total current liabilities	940,602	1,175,750

Long-term Debt	3,780,060	3,377,148

Long-term Debt Payable to Affiliated Trusts	309,279	—

Mandatorily Redeemable Preferred Securities	—	300,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,709,444	1,571,076
Deferred credits related to income taxes	151,330	162,168
Accumulated deferred investment tax credits	208,091	216,309
Employee benefit obligations	198,721	174,036
Deferred capacity revenues	28,281	36,567
Asset retirement obligations	377,111	358,759
Asset retirement obligation regulatory liability	135,380	127,346
Other cost of removal obligations	594,923	574,445
Miscellaneous regulatory liabilities	95,012	86,323
Other	29,768	37,525

Total deferred credits and other liabilities	3,528,061	3,344,554

Total Liabilities	8,558,002	8,197,452

Cumulative Preferred Stock	472,512	372,512

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized — 15,000,000 shares
Outstanding — September 30, 2004: 8,250,000 Shares
— December 31, 2003: 7,250,000 Shares	330,000	290,000
Paid-in capital	1,932,133	1,926,970
Premium on preferred stock	99	99
Retained earnings	1,378,374	1,291,558
Accumulated other comprehensive loss	(13,175)	(7,967)

Total common stockholder’s equity	3,627,431	3,500,660

Total Liabilities and Stockholder’s Equity	$12,657,945	$12,070,624

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 2004 vs. THIRD QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Alabama Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2004 was $219.7 million and $414.8 million, respectively, compared to $216.5 million and $415.0 million, respectively, for the corresponding periods of 2003. Earnings in the third quarter of 2004 increased by $3.2 million, or 1.5%, primarily due to an increase in industrial base-rate revenues and other revenues, lower maintenance expenses and decreased interest expense, partially offset by an increase in income and other taxes. Earnings year-to-date 2004 remained relatively flat compared to year-to-date 2003 principally due to an increase in base rate revenues and a decrease in interest expense. These increases to income were partially offset by higher maintenance expense, depreciation expense and income and other taxes.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$28,156	3.0	$200,202	8.4
Other revenues	4,013	12.2	10,263	10.2
Fuel expense	1,664	0.5	70,218	8.7
Purchased power — non-affiliates	32,125	95.3	69,969	77.7
Purchased power — affiliates	(8,931)	(14.8)	17,292	11.2
Maintenance expense	(7,836)	(11.5)	7,048	3.1
Depreciation and amortization expense	3,334	3.2	10,117	3.3
Taxes other than income taxes	5,112	9.5	12,320	7.2
Interest expense, net of amounts capitalized	(3,683)	(7.4)	(14,751)	(9.0)
Income taxes	3,563	2.6	18,567	7.4
Dividends on preferred stock	1,324	27.9	4,004	29.6

     Retail sales. Excluding energy cost recovery revenues and revenues associated with PPAs certificated by the Alabama PSC, which generally do not affect net income, retail sales revenues increased by $1.7 million, or 0.2%, for the third quarter 2004 and $48.7 million, or 2.8%, year-to-date 2004 when compared to the corresponding periods in 2003. See Note 3 to the financial statements of Alabama Power under “Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for additional information. Kilowatt-hour energy sales to commercial and industrial customers increased 0.3% and 5.8%, respectively, for the third quarter 2004 and increased 2.3% and 5.8%, respectively, year-to-date 2004 when compared to the corresponding periods of 2003 primarily due to improved industrial sales mainly in the primary metal, chemical and paper sectors. Kilowatt-hour energy sales to residential customers decreased 3.5% for the third quarter 2004 primarily due to Hurricane Ivan which struck Alabama in September 2004; however, retail sales revenues lost as a result of power outages from Hurricane Ivan did not have a material impact on Alabama Power’s net income for the third quarter 2004. For additional information, see “Future Earnings Potential — FERC and Alabama PSC Matters — Storm Damage Cost Recovery” herein. For the year, residential kilowatt-hour energy sales have increased 2.0% when compared to the same period in 2003 due to customer growth and a slight increase in average consumption.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Other revenues. The increase in other revenues for the third quarter 2004 is primarily attributed to a $2.1 million increase in transmission revenues and a $1.0 million increase in revenues from cogeneration steam facilities due to increased fuel revenue resulting from higher gas prices when compared to the same period in 2003. The increase for the year-to-date 2004 is mainly due to a $5.7 million increase in transmission revenues, a $3.1 million increase in revenues from cogeneration steam facilities and a $1.3 million increase in rent from pole attachments when compared to the same period in 2003. Since cogeneration steam fuel revenues are generally offset by fuel expense, these revenues do not have a significant impact on earnings.

     Fuel expense. Fuel expense was higher in the third quarter 2004 when compared to the corresponding period in 2003 mainly due to a 45.3% increase in natural gas prices even though generation from natural gas-fired generating facilities decreased by 32.1%. The year-to-date 2004 increase in fuel expense when compared to the same period in 2003 is mainly due to a 27.6% increase in natural gas prices and a 3.1% increase in generation from gas-fired generating facilities. The increase in generation from gas-fired facilities for year-to-date 2004 when compared to the corresponding period in 2003 is mainly due to an increased energy demand coupled with a 43.5% decrease in generation from Alabama Power’s hydroelectric facilities. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings. See “Future Earnings Potential — FERC and Alabama PSC Matters — Retail Fuel Cost Recovery” herein for additional information.

     Purchased power — non-affiliates. Purchased power from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system generated energy, demand for energy within the service territory and availability of Southern Company system generation. In the third quarter 2004, purchased power from non-affiliates increased when compared to the same period in 2003 primarily due to a 101.1% increase in energy purchased even though purchased power prices decreased by 2.9% during the same time period. The increase in purchased power expense was also due to increased capacity payments of $11.3 million associated with a PPA between Alabama Power and a third party. See Note 7 to the financial statements in Item 8 of the Form 10-K for additional information. Year-to-date 2004 purchased power-non-affiliates increased $70 million when compared to the same period in 2003 mainly due to a 96.7% increase in energy purchased even though purchased power prices decreased by 9.7% during 2004. The increase in purchased power expense year-to-date 2004 is also due to a $16.9 million increase in capacity payments associated with a PPA between Alabama Power and a third party. Increased purchases were used to help meet the increased energy demand for retail sales since energy was available at prices lower than self-generation. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

     Purchased power — affiliates. Purchased power from affiliates will vary depending on demand and the availability and cost of generating resources at each system company. Purchased power from affiliates decreased in the third quarter 2004 over the same period in 2003 due to a 12.2% reduction in energy purchased and a 4.4% decrease in purchased power prices. The year-to-date 2004 purchased power from affiliates increased when compared to year-to-date 2003, mainly due to a 40.0% increase in purchased power prices as energy purchased decreased by 20.3%. A component of the increase in purchased power expense in 2004 is due to a PPA between Alabama Power and Southern Power that began in June 2003, thus resulting in an increase in the year-to-date 2004 capacity component of $14.7 million. Due to the fact that the contract began in June 2003, year-to-date 2004 energy purchased associated with the PPA increased 51.1 % while the purchased power price associated with the contract decreased 5.0%. See Note 1 to the financial statements of Alabama Power under “Affiliate Transactions” in Item 8 of the Form 10-K for additional information on this PPA. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Maintenance expense. The decrease in maintenance expense for the third quarter 2004 when compared to the same period in 2003 is primarily attributed to a $4.7 million decrease in distribution expense and a $3.1 million decrease in transmission expense. These decreases in distribution and transmission expenses for the third quarter 2004 are mainly related to a reduction in scheduled overhead line maintenance due to storm restoration efforts following Hurricane Ivan in September 2004. For additional information, see “Future Earnings Potential — FERC and Alabama PSC Matters — Storm Damage Cost Recovery” herein. The year-to-date 2004 increase in maintenance expense is primarily attributable to a $1.9 million increase in distribution expense for overhead line maintenance, a $1.9 million increase in steam expense for supervision and engineering expense and a $1.8 million increase in other power generation expense for caustic water damage repairs at the Washington County combined cycle facility.

     Depreciation and amortization expense. The increases in depreciation and amortization expense for the third quarter and year-to-date 2004 are attributed to an increase in utility plant in service when compared to the same periods in 2003. See Note 7 to the financial statements of Alabama Power under “Construction Program” in Item 8 of the Form 10-K for additional information.

     Taxes other than income taxes. The third quarter 2004 increase in taxes other than income taxes is mainly due to a $2.8 million increase in payroll taxes and a $1.3 million increase in property tax expense as a result of higher assessed property values when compared to the corresponding period in 2003. The year-to-date 2004 increase in taxes other than income taxes when compared to the same period in 2003 is primarily due to a $5.5 million increase in payroll taxes, a $4.0 million increase in property tax expense and a $2.6 million increase in the state public utility license tax because of increased retail revenues.

     Interest expense, net of amounts capitalized. The decreases in interest expense, net of amounts capitalized during the third quarter and year-to-date 2004 when compared to the same periods in 2003 are the result of refinancing higher cost debt. For additional information, see FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein.

     Income taxes. Income tax expense increased for the third quarter and year-to-date of 2004 compared to the same periods in 2003 due primarily to an increase in taxable income, resulting in an additional $3.6 million and $9.0 million tax expense, respectively. Income tax expense increased an additional $9.6 million year-to-date 2004 as a result of various income tax actualization adjustments.

     Dividends on preferred stock. Dividends on preferred stock increased for the third quarter and year-to-date 2004 due to the issuance of 4,000,000 shares ($100 million aggregate stated capital) of 5.30% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) in February 2004.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Alabama Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Alabama Power in Item 7 of the Form 10-K.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Environmental Matters

New Source Review Actions

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The case against Alabama Power had been effectively stayed pending this final resolution of the TVA case. On June 16, 2004, the U.S. District Court for the Northern District of Alabama lifted the stay of the New Source Review litigation against Alabama Power, placing the case back onto the District Court’s active docket. An adverse outcome in this case could require substantial capital expenditures and could possibly require payment of substantial penalties that cannot be determined at this time. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company and the other defendants have filed motions to dismiss both lawsuits. Southern Company intends to vigorously defend against these claims. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On March 12, 2004, the EPA redesignated the Birmingham, Alabama area from nonattainment to attainment under the one-hour ozone national ambient air quality standard. On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Within Alabama Power’s service area, Birmingham has been designated as nonattainment under the eight-hour ozone standard. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. The impact of the eight-hour designations and the

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states and therefore cannot be determined at this time.

     In June 2004, the EPA issued its recommendations for areas to be designated “nonattainment” for the fine particle national ambient air quality standard. Areas within the Alabama Power’s service area that were included in the EPA’s proposed fine particulate matter designations include counties surrounding Birmingham, Alabama. Alabama Power owns several plants located within the counties proposed for the nonattainment designation. The EPA plans to make final nonattainment designations for fine particulate matter by the end of 2004.

     For additional information concerning recoverable environmental costs, see “Future Earnings Potential — FERC and Alabama PSC Matters — Environmental Rate Filing” herein.

FERC and Alabama PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” of Alabama Power in Item 7 of the Form 10-K and Note 3 to the financial statements of Alabama Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Alabama Power may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Alabama Power in Item 7 of the Form 10-K for information on

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Environmental Rate Filing

On August 2, 2004, Alabama Power made a filing with the Alabama PSC to establish a specific rate mechanism for the recovery of retail costs associated with environmental laws, regulations or other such mandates. On October 5, 2004, the Alabama PSC voted to approve the rate mechanism as filed. The rate mechanism will begin operation in January 2005 and provide for the recovery of these costs pursuant to a factor that will be calculated annually. Environmental costs to be recovered will include (1) applicable operation and maintenance expenses, (2) depreciation and a return on invested capital beginning with 2005 investments and (3) a true up of prior period over/under recovery amounts. It is anticipated that for the first two years of the increase, retail rates will increase by approximately 1% ($33 million) in 2005 and approximately an additional 1% ($30 million) in 2006. In conjunction with the Alabama PSC’s approval, Alabama Power agreed to a moratorium until March 2007 on any retail rate increase under the previously approved Rate Stabilization and Equalization Plan. Any increase in March 2007 would be based upon the earned return on retail common equity at December 31, 2006. See Note 3 to the financial statements of Alabama Power under “Retail Rate Adjustment Procedures” in Item 8 of Form 10-K for further information on the Rate Stabilization and Equalization Plan.

Retail Fuel Cost Recovery

In March 2002, the Alabama PSC issued a consent order establishing the current customer fuel rates, which Alabama Power began collecting in April 2002. In recent months, Alabama Power has experienced higher than expected fuel costs for coal and gas. Those higher fuel costs have increased the under recovered fuel costs included in the Condensed Balance Sheets herein. Alabama Power will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs to determine if an adjustment to billing rates should be requested from the Alabama PSC. See MANAGEMENT’S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS — “Revenues” of Alabama Power in Item 7 of and Note 3 to the financial statements of Alabama Power under “Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for additional information.

Storm Damage Cost Recovery

On September 15 and 16, 2004, Hurricane Ivan hit the Gulf Coast of Alabama and Florida and continued north through the state of Alabama, causing substantial damage in the service territory of Alabama Power. Approximately 826,000 of Alabama Power’s 1,370,000 customer accounts were without electrical service immediately after the hurricane. See Note 1 to the financial statements of Alabama Power under “Natural Disaster Reserve” in Item 8 of the Form 10-K for information on how Alabama Power maintains a reserve to cover uninsured expenses resulting from storms. At September 30, 2004, total operation and maintenance expenses associated with repairing the damage to its facilities and restoring service to its customers are preliminarily estimated to be $52 million. The balance in the natural disaster reserve was not sufficient to cover these costs. On October 19, 2004, Alabama Power received approval from the Alabama PSC to record its hurricane related operation and maintenance expenses in the natural disaster reserve, thereby deferring the approximately $41 million negative balance for recovery in future periods in a manner which will minimize the impact on customers. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” and Note (M) to the Condensed Financial Statements herein for further information concerning the Alabama PSC’s approval of deferring the costs of the storm. In the event another natural disaster occurs while Alabama Power’s Natural Disaster Reserve balance remains negative, management will seek approval from the Alabama PSC to defer and recover these costs over

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

time. Failure to receive such approval of such an accounting treatment could affect the results of operations of Alabama Power.

Other Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Other Matters” of Alabama Power in Item 7 of the Form 10-K for information on nuclear security measures. Alabama Power has implemented plans for the measures ordered by the NRC to be in effect on October 29, 2004 and is in compliance with the requirements. Alabama Power currently estimates its expenditures related to these security measures to total $9.7 million, of which $9.3 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Jobs Act) into law. The Jobs Act represents the most significant revision to the Internal Revenue Code since 1986. Congress must still develop the regulations that will set implement the requirements of the Jobs Act. Alabama Power is currently assessing the impact of the Jobs Act on its taxable income. However, Alabama Power currently does not expect the Jobs Act to have a material impact on its financial statements.

     Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Alabama Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

     In addition, see “Future Earnings Potential — FERC and Alabama PSC Matters — Storm Damage Cost Recovery” and Note (M) to the Condensed Financial Statements herein for information on the Alabama PSC’s approval of the deferral of approximately $41 million of costs in excess of Alabama Power’s existing natural disaster reserve associated with Hurricane Ivan storm restoration. Alabama Power currently has Alabama PSC approval to accrue for a Natural Disaster Reserve. Alabama Power will consider alternatives that minimize the impact on customers and will develop a plan to recover these costs, subject to Alabama PSC approval.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Standards

On March 31, 2004, Alabama Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Alabama Power’s net income. However, as a result of the adoption, Alabama Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Alabama Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In the third quarter 2004, Alabama Power prospectively adopted FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act).” The Medicare Act provides a 28% prescription drug subsidy for Medicare eligible retirees. FSP 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation (APBO) and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Alabama Power elected to apply this treatment prospectively. The effect of the subsidy reduced Alabama Power’s expenses for the three months ended September 30, 2004 by approximately $1.6 million and is expected to have a similar impact on future expenses. The subsidy’s impact on the post-retirement medical plan APBO was a reduction of approximately $60 million. However, the ultimate impact on future periods is subject to federal regulations governing the subsidy created in the Medicare Act being finalized. See Note (G) to the Condensed Financial Statements herein for additional information.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Alabama Power’s financial condition during the first nine months of 2004 included the addition of approximately $534 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and net proceeds from security issuances. See Alabama Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. The capital required by September 30, 2005 for maturities of long-term debt is not a material amount.

     In October 2004, Alabama Power approved a new capital budget for 2005 and 2006. The construction program of Alabama Power is $902 million for 2005 and $921 million for 2006. Over the next two years, Alabama Power estimates spending $563 million on environmental related additions, $170 million on Plant Farley, $511 million on distribution facilities and $249 million on transmission additions. See Note 7 to the financial statements of Alabama Power under “Construction Program” in Item 8 of the Form 10-K for additional details.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sources of Capital

In addition to the financing activities described below, Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, at September 30, 2004 Alabama Power had $28 million of cash and cash equivalents, unused committed lines of credit of approximately $868 million (including $504 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. These lines of credit will expire at various times during 2004 ($50 million), 2005 ($593 million) and 2007 ($225 million). Of the facilities maturing in 2004 and 2005, $225 million contain provisions allowing two-year term loans executable at the expiration date and $245 million contain provisions allowing one-year term loans executable at the expiration date. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1 billion of short-term borrowings. At September 30, 2004, Alabama Power had $131 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.

Credit Rating Risk

Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales and fixed price physical gas purchases. At September 30, 2004, the maximum potential collateral requirements were approximately $27 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash.

     Alabama Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At September 30, 2004, Alabama Power’s maximum potential exposure under these contracts was $9 million.

Market Price Risk

Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The fair value of derivative energy contracts at September 30, 2004 was as follows:

	Third Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$11,547	$6,413
Contracts realized or settled	(8,578)	(20,361)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	19,219	36,136

Contracts at September 30, 2004	$22,188	$22,188

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$22,562	$21,659	$903
External sources	(374)	(374)	—
Models and other methods	—	—	—

Contracts at September 30, 2004	$22,188	$21,285	$903

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Alabama Power in Item 7 of the Form 10-K and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In the first quarter 2004, Alabama Power issued 4,000,000 shares ($100 million aggregate stated capital) of 5.30% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) and $200 million of Series Z 5.125% Senior Notes due February 15, 2019. The proceeds from these sales were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program.

     Also in the first quarter 2004, Alabama Power issued 500,000 shares of common stock to Southern Company at $40.00 a share ($20 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.

     In the second quarter 2004, Alabama Power issued $150 million of Series AA 5 5/8% Senior Notes due April 15, 2034 and terminated $150 million of swaps at a gain of $6 million. The proceeds from the sale were used together with other funds to redeem, in May 2004, $200 million in aggregate principal amount of the Series J 6.75% Senior Notes due June 30, 2039. The gain from the terminated swaps was deferred in Other Comprehensive Income and will be amortized to income over the life of the Series AA Senior Notes.

     In August 2004, Alabama Power issued $250 million of Series BB Floating Rate Senior Notes due August 25, 2009 and terminated a $250 million interest rate swap at a loss of $0.1 million. The loss from the terminated swap was deferred into Other Comprehensive Income and will be amortized to income over a five year period.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The proceeds from the sale were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program.

     Additionally, in August 2004, Alabama Power issued 500,000 shares of common stock to Southern Company at $40.00 a share ($20 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.

     In August 2004, $250 million in aggregate principal amount of Series K 7.125% Senior Notes matured and also in September 2004, $275 million in aggregate principal amount of Series N 4.875% Senior Notes matured. Short-term borrowing, temporary cash investments and cash provided from operating activities were utilized to repay the maturing debt.

     In addition to any financings that may be necessary to meet Alabama Power’s capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$1,450,148	$1,353,851	$3,687,163	$3,361,162
Sales for resale —
Non-affiliates	58,789	59,783	185,842	193,221
Affiliates	25,778	31,805	128,870	125,656
Other revenues	46,773	41,443	132,164	123,374

Total operating revenues	1,581,488	1,486,882	4,134,039	3,803,413

Operating Expenses:
Fuel	362,347	335,058	971,781	848,989
Purchased power —
Non-affiliates	90,591	72,439	250,672	206,527
Affiliates	188,568	156,292	463,029	391,740
Other operations	216,782	195,010	635,974	580,487
Maintenance	106,761	88,774	339,904	307,346
Depreciation and amortization	69,588	89,033	205,867	260,778
Taxes other than income taxes	60,381	60,095	173,301	162,560

Total operating expenses	1,095,018	996,701	3,040,528	2,758,427

Operating Income	486,470	490,181	1,093,511	1,044,986
Other Income and (Expense):
Allowance for equity funds used during construction	8,845	2,509	16,892	6,311
Interest income	1,631	128	5,751	15,213
Interest expense, net of amounts capitalized	(43,724)	(44,182)	(137,667)	(136,470)
Interest expense to affiliate trusts	(14,878)	—	(29,688)	—
Distributions on mandatorily redeemable preferred securities	—	(14,918)	(15,839)	(44,756)
Other income (expense), net	8,524	(21,995)	(1,484)	(9,730)

Total other income and (expense)	(39,602)	(78,458)	(162,035)	(169,432)

Earnings Before Income Taxes	446,868	411,723	931,476	875,554
Income taxes	159,334	146,625	344,051	318,324

Net Income	287,534	265,098	587,425	557,230
Dividends on Preferred Stock	168	168	503	503

Net Income After Dividends on Preferred Stock	$287,366	$264,930	$586,922	$556,727

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$287,366	$264,930	$586,922	$556,727
Other comprehensive loss:
Changes in fair value of qualifying hedges, net of tax of $(7,780), $(1,941), $(4,070) and $(3,287), respectively	(13,980)	(3,078)	(8,098)	(5,625)
Less: Reclassification adjustment for amounts included in net income, net of tax of $412, $444, $1,649 and $523, respectively	654	1,005	2,615	1,132

COMPREHENSIVE INCOME	$274,040	$262,857	$581,439	$552,234

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$587,425	$557,230
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	269,916	315,495
Deferred income taxes and investment tax credits, net	199,113	151,737
Deferred capacity expenses — affiliates	(30,549)	(17,711)
Allowance for equity funds used during construction	(16,892)	(6,311)
Pension, postretirement, and other employee benefits	(675)	(28,270)
Tax benefit of stock options	7,203	9,590
Hedge settlements	(12,394)	(11,250)
Other, net	(23,788)	25,685
Changes in certain current assets and liabilities —
Receivables, net	(231,421)	(50,082)
Fossil fuel stock	3,018	(15,799)
Materials and supplies	(5,696)	(10,559)
Other current assets	19,064	25,555
Accounts payable	65,072	(43,546)
Accrued taxes	48,855	100,903
Accrued compensation	(38,448)	(36,850)
Other current liabilities	15,467	8,886

Net cash provided from operating activities	855,270	974,703

Investing Activities:
Gross property additions	(856,037)	(537,274)
Cost of removal net of salvage	(11,182)	(16,475)
Change in construction payables, net of joint owner portion	(36,206)	(52,841)
Other	26,111	22,569

Net cash used for investing activities	(877,314)	(584,021)

Financing Activities:
Decrease in notes payable, net	(137,277)	(287,222)
Proceeds —
Senior notes	600,000	800,000
Mandatorily redeemable preferred securities	200,000	—
Capital contributions from parent company	226,400	158
Redemptions —
Senior notes	(200,000)	(465,000)
Mandatorily redeemable preferred securities	(200,000)	—
Payment of common stock dividends	(424,125)	(424,350)
Other	(17,607)	(16,602)

Net cash provided from (used for) financing activities	47,391	(393,016)

Net Change in Cash and Cash Equivalents	25,347	(2,334)
Cash and Cash Equivalents at Beginning of Period	8,699	16,873

Cash and Cash Equivalents at End of Period	$34,046	$14,539

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,686 and $3,973 capitalized for 2004 and 2003, respectively)	$177,167	$160,344
Income taxes (net of refunds)	$38,170	$58,812

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$34,046	$8,699
Receivables —
Customer accounts receivable	376,213	261,771
Unbilled revenues	161,824	117,327
Under recovered regulatory clause revenues	268,553	151,447
Other accounts and notes receivable	81,405	101,783
Affiliated companies	32,051	52,413
Accumulated provision for uncollectible accounts	(7,825)	(5,350)
Fossil fuel stock, at average cost	134,519	137,537
Vacation pay	55,045	50,150
Materials and supplies, at average cost	276,737	271,040
Prepaid expenses	12,292	46,157
Other	25,705	83

Total current assets	1,450,565	1,193,057

Property, Plant, and Equipment:
In service	18,539,848	18,171,862
Less accumulated provision for depreciation	7,150,579	6,898,725

	11,389,269	11,273,137
Nuclear fuel, at amortized cost	106,723	129,056
Construction work in progress	720,314	341,783

Total property, plant, and equipment	12,216,306	11,743,976

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	66,020	38,714
Nuclear decommissioning trusts, at fair value	430,994	423,319
Other	54,174	37,142

Total other property and investments	551,188	499,175

Deferred Charges and Other Assets:
Deferred charges related to income taxes	505,298	509,887
Prepaid pension costs	438,994	405,164
Unamortized debt issuance expense	78,935	75,245
Unamortized loss on reacquired debt	179,552	177,707
Other regulatory assets	79,973	84,901
Other	116,388	92,916

Total deferred charges and other assets	1,399,140	1,345,820

Total Assets	$15,617,199	$14,782,028

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$302,449	$2,304
Notes payable	—	137,277
Accounts payable —
Affiliated	185,878	134,884
Other	206,201	238,069
Customer deposits	112,188	103,756
Accrued taxes —
Income taxes	272,103	107,532
Other	152,003	166,892
Accrued interest	75,049	70,844
Accrued vacation pay	42,749	38,206
Accrued compensation	95,557	134,004
Other	89,175	105,234

Total current liabilities	1,533,352	1,239,002

Long-term Debt	3,860,472	3,762,333

Long-term Debt Payable to Affiliated Trusts	969,073	—

Mandatorily Redeemable Preferred Securities	—	940,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,401,145	2,303,085
Deferred credits related to income taxes	175,167	186,625
Accumulated deferred investment tax credits	303,140	312,506
Employee benefit obligations	316,420	282,833
Asset retirement obligations	496,777	475,585
Other cost of removal obligations	415,732	412,161
Miscellaneous regulatory liabilities	126,655	249,687
Other	73,644	63,431

Total deferred credits and other liabilities	4,308,680	4,285,913

Total Liabilities	10,671,577	10,227,248

Cumulative Preferred Stock	14,569	14,569

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 15,000,000 shares
Outstanding - 7,761,500 shares	344,250	344,250
Paid-in capital	2,442,101	2,208,498
Premium on preferred stock	40	40
Retained earnings	2,173,019	2,010,297
Accumulated other comprehensive loss	(28,357)	(22,874)

Total common stockholder’s equity	4,931,053	4,540,211

Total Liabilities and Stockholder’s Equity	$15,617,199	$14,782,028

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 2004 vs. THIRD QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Georgia Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2004 was $287.4 million and $586.9 million, respectively, compared to $264.9 million and $556.7 million, respectively, for the corresponding periods in 2003. Earnings in the third quarter and year-to-date 2004 increased by $22.5 million, or 8.5%, and $30.2 million, or 5.4%, respectively, primarily due to higher retail base revenues partially offset by higher non-fuel operating expenses.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$96,297	7.1	$326,001	9.7
Sales for resale — affiliates	(6,027)	(18.9)	3,214	2.6
Fuel expense	27,289	8.1	122,792	14.5
Purchased power — non-affiliates	18,152	25.1	44,145	21.4
Purchased power — affiliates	32,276	20.7	71,289	18.2
Other operations expense	21,772	11.2	55,487	9.6
Maintenance expense	17,987	20.3	32,558	10.6
Depreciation and amortization	(19,445)	(21.8)	(54,911)	(21.1)
Other income and (expense)	38,856	49.5	7,397	4.4

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue increased by $34.8 million, or 3.6%, in the third quarter 2004 and $137.6 million, or 5.8%, for year-to-date 2004 compared to the corresponding periods in 2003. During the third quarter 2004, kilowatt-hour energy sales to residential, commercial and industrial customers were up by 0.9%, 1.3% and 1.5%, respectively, when compared to the same period in 2003. Year-to-date 2004 kilowatt-hour energy sales increased by 5.7%, 3.7% and 2.3%, respectively, in the residential, commercial and industrial sectors when compared to the corresponding period in 2003. These increases in kilowatt-hour energy sales in the third quarter and year-to-date 2004 are primarily attributed to a 1.9% growth in the number of customers, more favorable weather and continued improvement in the economy when compared to the same periods in 2003.

     Sales for resale – affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. During the third quarter and year-to-date 2004, energy sales to affiliates decreased 25.6% and 6.8%, respectively, when compared to the corresponding periods in 2003. The increase in year-to-date 2004 revenues for these sales resulted from higher fuel prices. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fuel expense. The increases in fuel expense during the third quarter and year-to-date 2004 result from an increase in the average cost of fuel per megawatt-hour of 13% in each period. Year-to-date 2004 fuel expense was also affected by a 0.9% increase in fossil generation to meet retail sales demand. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See “Future Earnings Potential – FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

     Purchased power — non-affiliates. Increases in purchased power from non-affiliates in the third quarter and year-to-date 2004 are mainly due to fluctuations in off-system energy purchases and 27% and 13.5% increases in the average cost of fuel per megawatt-hour associated with these purchases, respectively. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.

     Purchased power — affiliates. During the third quarter and year-to-date 2004, purchased power from affiliates increased to meet the demand for energy. Third quarter and year-to-date 2004 average cost of fuel per megawatt-hour associated with these purchases increased 26% in each period. In addition, year-to-date 2004 purchased power from affiliates increased $71 million when compared to the corresponding period in 2003 primarily due to a PPA between Georgia Power and Southern Power that began in June 2003. The capacity component of these transactions increased $44.5 million year-to-date 2004 over the same period in 2003. The energy component of power purchased from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company and will have no significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.

     Other operations expense. The increases in other operations expense in the third quarter and year-to-date 2004 are primarily attributed to increases of $2.0 million and $7.1 million in transmission and distribution, respectively, increases of $4 million and $2.7 million in fossil power generation, respectively, and increases of $12.8 million and $26.2 million in administrative and general expenses related to increased employee benefit expenses, respectively, and $3.8 million in workers compensation expenses for year-to-date 2004.

     Maintenance expense. In the third quarter and year-to-date 2004, maintenance expense was higher primarily due to the timing of scheduled generating plant maintenance of $4.8 million and $9 million, respectively, and scheduled transmission and distribution maintenance of $7.5 million and $16.1 million, respectively, when compared to the corresponding periods in 2003.

     Depreciation and amortization. Depreciation and amortization expenses in the third quarter and year-to-date 2004 were lower compared to the corresponding periods in 2003. These decreases were caused primarily by lower regulatory charges needed to levelize purchased power capacity costs under the terms of the retail rate order effective January 1, 2002. These decreases were offset by increases in affiliated purchased power costs discussed above. See Note 1 to the financial statements of Georgia Power under “Depreciation and Amortization” in Item 8 of the Form 10-K for additional information.

     Other income and (expense). During the third quarter and year-to-date 2004, this net expense decreased primarily as a result of increased income from customer growth, weather and changes in customer consumption related to an electricity pricing program which contributed income of $10 million and $3.6 million, respectively. Also contributing to the decreases in other income and (expense) is increased AFUDC equity of $6 million and $11 million for the third quarter and year-to-date 2004, respectively, associated with Georgia Power’s acquisition of the McIntosh combined cycle units 10 and 11 construction project from Southern Power.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

See “Future Earnings Potential — FERC and Georgia PSC Matters — Plant McIntosh Construction Project” herein and Note (J) to the Condensed Financial Statements herein for additional information. These decreases in the year-to-date 2004 net expense were partially offset by a reduction in interest income from the same period in the prior year primarily resulting from $14.5 million of interest on a favorable tax settlement received in the second quarter of 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Georgia Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly strict environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in Georgia Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential” of Georgia Power in Item 7 of the Form 10-K.

Environmental Matters

New Source Review Actions and Plant Wansley Environmental Litigation

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS - “Future Earnings Potential — Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “New Source Review Actions” and “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The case against Georgia Power had been effectively stayed pending this final resolution of the TVA case. At this time, no party to the case against Georgia Power has sought to reopen the case, which remains administratively closed in the District Court for the Northern District of Georgia. On June 10, 2004, the U.S. District Court for the Northern District of Georgia granted Georgia Power’s motion in the Plant Wansley environmental litigation for partial summary judgment regarding emissions offsets. The case has been removed from the court’s trial calendar due to pending motions for summary judgment, and a new trial date has not been scheduled. An adverse outcome in either of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties that cannot be determined at this time. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company and the other defendants have filed motions to dismiss both lawsuits. Southern Company intends to vigorously defend against these claims. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Areas within Georgia Power’s service area that have been designated as nonattainment under the eight-hour ozone standard include Macon (Georgia) and a 20-county area within metropolitan Atlanta. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. Areas classified as “severe” nonattainment areas under the one-hour standard will not be required to impose emissions fees as a result of nonattainment. Georgia Power, therefore, will no longer be subject to imposition of emissions fees if the Atlanta area does not come into attainment with the one-hour standard. In any event, however, based on the last three years of data, the State of Georgia believes that the Atlanta area has attained the one-hour standard and is in the process of applying for redesignation from the EPA. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     Additionally, on May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states and therefore cannot be determined at this time.

     In June 2004, the EPA issued its recommendations for areas to be designated “nonattainment” for the fine particle national ambient air quality standard. Areas within Georgia Power’s service area that were included in the EPA’s proposed fine particulate matter designations include 24 counties in the metro-Atlanta area; counties surrounding Macon, Athens and Columbus, Georgia; and counties in Georgia near Chattanooga, Tennessee. Georgia Power owns several plants located within the counties proposed for the nonattainment designations. The EPA plans to make final nonattainment designations for fine particulate matter by the end of 2004.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to Georgia. These rules specified that the State of Georgia must submit a revised state implementation plan by

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. However, on October 22, 2004, the EPA announced it was granting a petition for reconsideration filed with the EPA by a coalition of Georgia industries. The EPA will stay implementation of the rule, as it relates to Georgia, while it initiates rulemakings to address the petition. The impact of the nitrogen oxide reduction rules will depend on the outcome of the petition for reconsideration and/or any subsequent development and approval of Georgia’s state implementation plan and cannot be determined at this time.

FERC and Georgia PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Georgia Power may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Georgia Power in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Plant McIntosh Construction Project

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION — “Future Earnings Potential — FERC Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Savannah Electric and Georgia Power for Plant McIntosh capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held. To ensure the timely completion of construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

     The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower of cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted information showing that the book cost of the McIntosh construction project is lower than its market value. In direct testimony filed on October 14, 2004, the Georgia PSC staff proposed a different valuation that shows the market value for the Plant McIntosh construction project is less than book value. Georgia Power and Savannah Electric disagree with the proposed valuation methodology. Georgia Power and Savannah Electric plan to file rebuttal testimony in November with hearings being held in that same month. The Georgia PSC is expected to issue a final order in this matter in December 2004. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At September 30, 2004, the investment in the McIntosh construction project totaled approximately $381.1 million for Georgia Power. The ultimate outcome of the Georgia PSC’s review cannot now be determined. See Note (J) to the Condensed Financial Statements herein for additional information.

Retail Rate Case

On July 1, 2004, Georgia Power filed a request with the Georgia PSC for an approximate 7 percent increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending July 31, 2005 and a proposed retail return on common equity of 12.5 percent. Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2004. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case by July 1, 2004.

     The increase in retail revenues is being requested to cover the higher costs of purchased power; operating and maintenance expenses; environmental compliance; and continued investment in new generation, transmission

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

and distribution facilities to support growth and ensure reliability. Hearings on Georgia Power’s filed testimony were held in September 2004. Testimony from Georgia PSC staff was filed and hearings held in October 2004. Georgia Power plans to file rebuttal testimony in November 2004 with hearings on that testimony being held in the same month. Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2004. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS –“Future Earnings Potential – Other Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.

Retail Fuel Cost Recovery

In August 2003, the Georgia PSC issued an order allowing Georgia Power to increase customer fuel rates to collect existing under recovered fuel costs over the period October 1, 2003 through March 31, 2005. Georgia Power has experienced higher than expected fuel costs since the order was issued. Those higher fuel costs have increased the under recovered fuel costs included in the Condensed Balance Sheets herein. Georgia Power will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See Note 3 to the financial statements of Georgia Power under “Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

Storm Damage Cost Recovery

During the month of September 2004, Georgia Power’s service territory was impacted by Hurricanes Frances, Ivan and Jeanne. Georgia Power maintains an accumulated provision for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property as mandated by the Georgia PSC. The total amount of damage related to these hurricanes was estimated to be approximately $10 million and was charged to the storm damage reserve in September 2004. These costs are expected to be recovered through regular monthly accruals, which may be adjusted, if necessary, in connection with Georgia Power’s retail rate case. See “Retail Rate Case” herein for additional information.

Other Matters

On August 12, 2004, Georgia Power and Gulf Power entered into a PPA with Florida Power & Light (FP&L). Under the agreement, Georgia Power and Gulf Power will provide FP&L with 165 megawatts of capacity annually from the jointly owned Plant Scherer Unit 3 for the period from June 2010 through December 2015. The contract provides for fixed capacity payments and variable energy payments based on actual energy delivered. The contract is contingent upon certain events, including approval of the Florida PSC. The final outcome of this matter cannot now be determined.

     See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – “Future Earnings Potential – Other Matters” of Georgia Power in Item 7 of the Form 10-K for information on nuclear security measures. Georgia Power has implemented plans for the measures ordered by the NRC to be in effect on October 29, 2004 and is in compliance with the requirements. Georgia Power, based on its ownership interest, currently estimates its expenditures related to these security measures will total $9.8 million, of which $1.4 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (Jobs Act) into law. The Jobs Act represents the most significant revision to the Internal Revenue Code since 1986. Congress must still develop the regulations that will implement the requirements of the Jobs Act. Georgia Power is currently assessing the impact of the Jobs Act on its taxable income. However, Georgia Power currently does not expect the Jobs Act to have a material impact on its financial statements.

     Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Georgia Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

New Accounting Standards

On March 31, 2004, Georgia Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Georgia Power’s net income. However, as a result of the adoption, Georgia Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Georgia Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In the third quarter 2004, Georgia Power prospectively adopted FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). The Medicare Act provides a 28% prescription drug subsidy for Medicare eligible retirees. FSP 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation (APBO) and future cost of service for post-retirement medical

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Georgia Power elected to apply this treatment prospectively. The effect of the subsidy reduced Georgia Power’s expenses for the three months ended September 30, 2004 by approximately $2.3 million and is expected to have a similar impact on future expenses. The subsidy’s impact on the post-retirement medical plan APBO was a reduction of approximately $72 million. However, the ultimate impact on future periods is subject to federal regulations governing the subsidy created in the Medicare Act being finalized. See Note (G) to the Condensed Financial Statements herein for additional information.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Georgia Power’s financial condition during the first nine months of 2004 included the addition of approximately $856 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and equity funds from Southern Company. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. Approximately $302 million will be required by September 30, 2005 for redemptions and maturities of long-term debt. The purchase of the McIntosh construction project temporarily increased short-term borrowings under the commercial paper program in the second quarter. The temporary increase was replaced by long-term debt in the third quarter. See “Financing Activities” herein for additional information. The projected construction program will increase by $437.8 million and $27.4 million in 2004 and 2005, respectively, for the McIntosh construction project and the projected purchased power commitments will decrease by $133.2 million in 2005-2006, $147.5 million in 2007-2008 and $885.2 million beyond 2008 as a result of the purchase of the construction project.

Sources of Capital

Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new security issuances. The amount, type and timing of additional security issuances — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

     At September 30, 3004, Georgia Power’s current liabilities exceeded current assets as a result of $302 million principal amount of current maturities of long-term notes and lease obligations. Georgia Power plans to obtain the funds required for redemption from new security issuances. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2004 approximately $34 million of cash and cash equivalents and $773 million of unused credit arrangements with banks. Of these facilities, $423 million expire in 2005 and contain provisions allowing two-year term loans executable at expiration; and the remaining $350 million expire in 2007. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2004, Georgia Power had no commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

Credit Rating Risk

Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. At September 30, 2004, the maximum potential collateral requirements were approximately $228 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash.

     Georgia Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At September 30, 2004, Georgia Power had no material exposure related to these agreements.

Market Price Risk

Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Georgia Power has also implemented a retail fuel hedging program at the instruction of the Georgia PSC.

     The fair value of derivative energy contracts at September 30, 2004 was as follows:

	Third Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$7,955	$3,155
Contracts realized or settled	(4,754)	(9,532)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	12,193	21,771

Contracts at September 30, 2004	$15,394	$15,394

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Source of September 30, 2004
	Valuation Prices
		Maturity
	Total
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$15,848	$14,564	$1,284
External sources	(454)	(454)	—
Models and other methods	—	—	—

Contracts at September 30, 2004	$15,394	$14,110	$1,284

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In January 2004, Georgia Power issued $100 million of Series S 4.00% Senior Notes due January 15, 2011 and $100 million of Series T 5.75% Senior Public Income Notes due January 15, 2044. The proceeds from these sales were used in March 2004 to redeem all of its outstanding Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011 and Series D 6 5/8% Senior Notes due March 31, 2039.

     Further in January 2004, Georgia Power Capital Trust VII, a statutory trust, sold $200 million of its 5 7/8% Trust Preferred Securities, which are guaranteed by Georgia Power. The net proceeds from this issuance were used to redeem the 6.85% Trust Preferred Securities of Georgia Power Capital Trust IV. In connection with this transaction, Georgia Power issued $206 million of its junior subordinated debentures to Georgia Power Capital Trust VII.

     In February 2004, Georgia Power issued $150 million of Series U Floating Rate Senior Notes due February 17, 2009. The proceeds of this sale were used for general corporate purposes.

     In August 2004, Georgia Power issued $125 million of Series V 4.10% Senior Notes due August 15, 2009 and $125 million of Series W 6% Senior Notes due August 15, 2044. The proceeds from these sales were used to repay its short-term indebtedness incurred in part to purchase the Plant McIntosh units 10 and 11 construction project and for its continuous construction program. Upon the sale of the securities, interest rate swaps of $250 million were terminated at a loss of $12.1 million. The loss from the terminated swaps was deferred in Other Comprehensive Income and will be amortized to income over a 10-year period.

     In addition to any financings that may be necessary to meet Georgia Power’s capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$215,087	$205,327	$571,360	$540,789
Sales for resale —
Non-affiliates	18,980	19,608	56,938	56,241
Affiliates	24,488	17,313	67,147	39,944
Other revenues	10,831	10,641	30,030	28,962

Total operating revenues	269,386	252,889	725,475	665,936

Operating Expenses:
Fuel	100,649	96,531	269,843	237,596
Purchased power —
Non-affiliates	6,478	3,166	24,635	13,051
Affiliates	18,048	10,194	33,319	27,860
Other operations	31,191	30,737	100,639	94,174
Maintenance	13,612	11,447	46,591	45,284
Depreciation and amortization	20,674	20,373	61,948	60,949
Taxes other than income taxes	19,106	18,896	53,245	52,012

Total operating expenses	209,758	191,344	590,220	530,926

Operating Income	59,628	61,545	135,255	135,010
Other Income and (Expense):
Interest expense, net of amounts capitalized	(7,468)	(7,191)	(23,500)	(23,498)
Interest expense to affiliate trusts	(1,148)	—	(2,295)	—
Distributions on mandatorily redeemable preferred securities	—	(1,901)	(1,113)	(5,823)
Other income (expense), net	(1,204)	500	(1,277)	(179)

Total other income and (expense)	(9,820)	(8,592)	(28,185)	(29,500)

Earnings Before Income Taxes	49,808	52,953	107,070	105,510
Income taxes	17,854	20,101	39,167	39,793

Net Income	31,954	32,852	67,903	65,717
Dividends on Preferred Stock	54	54	162	162

Net Income After Dividends on Preferred Stock	$31,900	$32,798	$67,741	$65,555

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$31,900	$32,798	$67,741	$65,555
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(40)	(63)	—	—	—
Changes in fair value of qualifying hedges, net of tax of $198 and $(1,228), respectively	—	314	—	(1,956)
Less: Reclassification adjustment for amounts included in net income net of tax of $32 and $94, respectively	50	—	151	—

COMPREHENSIVE INCOME	$31,887	$33,112	$67,892	$63,599

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$67,903	$65,717
Adjustments to reconcile net income
to net cash provided from operating activities —
Depreciation and amortization	66,439	65,161
Deferred income taxes	36,691	3,890
Pension, postretirement, and other employee benefits	(714)	4,579
Tax benefit of stock options	2,401	1,596
Other, net	(901)	(11,027)
Changes in certain current assets and liabilities —
Receivables, net	(8,915)	(4,767)
Fossil fuel stock	4,629	4,946
Materials and supplies	(2,345)	(3,430)
Other current assets	(12,214)	28,042
Accounts payable	7,847	(5,594)
Accrued taxes	10,542	15,019
Accrued compensation	(721)	(2,253)
Other current liabilities	(1,040)	8,707

Net cash provided from operating activities	169,602	170,586

Investing Activities:
Gross property additions	(106,660)	(64,806)
Cost of removal net of salvage	(5,069)	(5,628)
Investment in property damage fund	(6,700)	(1,100)
Other	75	(6,405)

Net cash used for investing activities	(118,354)	(77,939)

Financing Activities:
Decrease in notes payable, net	(37,666)	(28,479)
Proceeds —
Pollution control bonds	—	61,625
Senior notes	110,000	225,000
Capital contributions from parent company	25,000	10,016
Redemptions —
Pollution control bonds	—	(61,625)
Senior notes	(50,000)	(151,757)
Other long-term debt	—	(20,000)
Mandatorily redeemable preferred securities	—	(40,000)
Payment of preferred stock dividends	(162)	(162)
Payment of common stock dividends	(52,500)	(52,650)
Other	(2,066)	(10,301)

Net cash used for financing activities	(7,394)	(68,333)

Net Change in Cash and Cash Equivalents	43,854	24,314
Cash and Cash Equivalents at Beginning of Period	2,548	13,278

Cash and Cash Equivalents at End of Period	$46,402	$37,592

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $568 and $154 capitalized for 2004 and 2003, respectively)	$25,170	$30,647
Income taxes (net of refunds)	$11,226	$8,377

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$46,402	$2,548
Receivables —
Customer accounts receivable	54,590	44,001
Unbilled revenues	31,413	31,548
Under recovered regulatory clause revenues	22,641	21,812
Other accounts and notes receivable	5,215	6,179
Affiliated companies	8,807	9,826
Accumulated provision for uncollectible accounts	(1,332)	(947)
Fossil fuel stock, at average cost	30,725	35,354
Vacation pay	5,254	5,254
Materials and supplies, at average cost	38,275	35,930
Prepaid income taxes	11,153	4
Prepaid expenses	3,858	6,310
Other	11,612	4,981

Total current assets	268,613	202,800

Property, Plant, and Equipment:
In service	2,353,208	2,306,959
Less accumulated provision for depreciation	857,202	847,519

	1,496,006	1,459,440
Construction work in progress	66,088	49,438

Total property, plant, and equipment	1,562,094	1,508,878

Other Property and Investments	21,587	12,597

Deferred Charges and Other Assets:
Deferred charges related to income taxes	18,571	18,263
Prepaid pension costs	44,541	42,014
Unamortized debt issuance expense	6,621	6,877
Unamortized premium on reacquired debt	18,128	19,389
Other regulatory assets	109,193	19,058
Other	23,110	9,177

Total deferred charges and other assets	220,164	114,778

Total Assets	$2,072,458	$1,839,053

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$75,000	$50,000
Notes payable	—	37,666
Accounts payable —
Affiliated	33,761	26,945
Other	105,354	21,952
Customer deposits	19,634	18,271
Accrued taxes —
Income taxes	7,514	6,405
Other	19,164	8,621
Accrued interest	6,816	8,077
Accrued vacation pay	5,254	5,254
Accrued compensation	12,735	13,456
Other	11,231	9,694

Total current liabilities	296,463	206,341

Long-term Debt	549,559	515,827

Long-term Debt Payable to Affiliated Trusts	72,166	—

Mandatorily Redeemable Preferred Securities	—	70,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	213,855	175,685
Deferred credits related to income taxes	24,357	26,545
Accumulated deferred investment tax credits	18,979	20,451
Employee benefit obligations	54,175	52,395
Other cost of removal obligations	159,223	151,229
Miscellaneous regulatory liabilities	2,195	27,903
Other	73,100	27,083

Total deferred credits and other liabilities	545,884	481,291

Total Liabilities	1,464,072	1,273,459

Cumulative Preferred Stock	4,236	4,236

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 992,717 shares
Outstanding - 992,717 shares	38,060	38,060
Paid-in capital	392,253	364,852
Premium on preferred stock	12	12
Retained earnings	176,448	161,208
Accumulated other comprehensive loss	(2,623)	(2,774)

Total common stockholder’s equity	604,150	561,358

Total Liabilities and Stockholder’s Equity	$2,072,458	$1,839,053

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 2004 vs. THIRD QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Gulf Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2004 was $31.9 million and $67.7 million, respectively, compared to $32.8 million and $65.6 million, respectively, for the corresponding periods in 2003. Earnings in the third quarter 2004 decreased by $0.9 million, or 2.7%, due to higher operating expenses and reduced revenues as a result of outages from Hurricane Ivan. Earnings increased year-to-date 2004 by $2.2 million, or 3.3%, primarily due to a reduction in interest expense arising from refinancing of higher cost debt.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$9,760	4.8	$30,571	5.7
Sale for resale – affiliates	7,175	41.4	27,203	68.1
Fuel expense	4,118	4.3	32,247	13.6
Purchased power – non-affiliates	3,312	104.6	11,584	88.8
Purchased power – affiliates	7,854	77.0	5,459	19.6
Other operations expense	454	1.5	6,465	6.9
Maintenance expense	2,165	18.9	1,307	2.9
Other income (expense), net	1,704	N/M	1,098	N/M
Income taxes	(2,247)	(11.2)	(626)	(1.6)

N/M	Not meaningful

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales decreased by $0.4 million, or 0.3%, for the third quarter 2004 and increased by $4.5 million, or 1.5%, year-to-date 2004 when compared to the corresponding periods in 2003. Retail sales revenues for the third quarter 2004 were lower than the corresponding period in 2003 due primarily to the power outages resulting from Hurricane Ivan in September 2004. Approximately 90% of Gulf Power’s 405,000 customers were without electrical service immediately after the hurricane struck. Almost 72% of those without power had service restored within one week, and two weeks after the storm, power had been restored to all who could receive service. Based on current projections, retail sales revenues lost as a result of the power outages from Hurricane Ivan are not expected to have a material impact on net income of Gulf Power for the year ending December 31, 2004. For year-to-date 2004, retail sales revenues were higher than the corresponding period in 2003 primarily due to an increase in the number of customers and more favorable weather in the first two quarters of 2004. During the third quarter 2004, retail energy sales to residential, commercial and industrial customers decreased by 1.0%, 1.3% and 6.2%, respectively, as compared to the same period in 2003. For year-to-date 2004 as compared to 2003, retail energy sales to residential and commercial customers increased by

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1.0% and 1.5%, respectively, while energy sales to industrial customers decreased by 3.2%. The decreases in industrial sales for the third quarter and year-to-date 2004 are primarily the result of permanent load reductions and customer operational issues, which vary from period to period.

     Sales for resale – affiliates and Purchased power – affiliates. Revenues from sales for resale to affiliates and purchases of energy from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism. The increases in the third quarter and year-to-date 2004 sales for resale to affiliates are due to increased sales of available generation to affiliate companies at a higher unit cost resulting from higher fuel prices. The increases in purchased power from affiliates in the third quarter and year-to-date 2004 are primarily due to higher fuel prices and an increase in capacity payments resulting from Gulf Power’s increased load growth.

     Fuel expense. During the third quarter 2004, fuel expense increased from the corresponding period in 2003 primarily due to higher coal and natural gas prices. The increase in fuel expense for year-to-date 2004 is primarily due to a greater percentage of generation needs coming from higher priced natural gas units and higher fuel prices. Since fuel expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income.

     Purchased power – non-affiliates. The increases for the third quarter and year-to-date 2004, when compared to the corresponding periods in 2003, are primarily the result of power purchased from merchant generation resources in order to minimize total production cost. Since energy expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

     Other operations expense. The increase in other operations expense for year-to-date 2004 when compared to the corresponding period in 2003 is primarily due to a $3.5 million increase in employee benefit expenses, a $1.5 million increase in expenses related to marketing conservation programs and a $1.4 million increase in accrued expenses for uninsured litigation and workers compensation claims.

     Maintenance expense. The increases in maintenance expense during the third quarter and year-to-date 2004 are due primarily to unscheduled plant maintenance when compared to the corresponding periods in 2003.

     Other income (expense), net. The increases in this net expense for the third quarter and year-to-date 2004 are primarily due to an increase in charitable donations, when compared to the same periods in 2003.

     Income taxes. The decreases in income tax expense during the third quarter and year-to-date 2004 are primarily due to a decrease in 2004 taxable income resulting from a state tax credit for a charitable donation.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors, including Gulf Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in Gulf Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential” of Gulf Power in Item 7 of the Form 10-K.

Environmental Matters

New Source Review Actions

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs are not fully recovered through Gulf Power’s Environmental Cost Recovery Clause. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential - Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in the New Source Review litigation described in Item 8 of the Form 10-K could require substantial capital expenditures and could possibly require payment of substantial penalties that cannot be determined at this time. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company and the other defendants have filed motions to dismiss both lawsuits. Southern Company intends to vigorously defend against these claims. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Environmental Matters

On May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

     See MANAGEMENT’S DISCUSSION AND ANALYSIS – “Future Earnings Potential - Environmental Matters – Environmental Statutes and Regulations” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Cost Recovery” in Item 8 of the Form 10-K and Note (O) to the Condensed Financial Statements herein for information on liabilities associated with environmental remediation projects. During the third quarter 2004, Gulf Power increased its estimated liability for these projects by approximately $47 million as a result of revised rules and changes in the extent of remediation expected to be required by the Florida Department of Environmental Protection (FDEP). The majority of the remediation areas are active substation sites. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery, as expended, through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on Gulf Power’s net income as a result of these revised estimates.

FERC and Florida PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – FERC Matters – Market Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Gulf Power may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – FERC Matters – Transmission” of Gulf Power in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Storm Damage Cost Recovery

On September 15 and 16, 2004, Hurricane Ivan hit the Gulf Coast of Florida and Alabama causing substantial damage in Gulf Power’s service territory. Gulf Power maintains an accumulated provision for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. Prior to Hurricane Ivan, the balance in the accumulated provision for property damage was approximately $28 million. The estimated total amount of damage related to Hurricane Ivan charged to the accumulated provision for property damage as of September 2004 was $75.5 million. Gulf Power’s current annual accrual to the accumulated provision for property damage, as approved by the Florida PSC, is $3.5 million. The Florida PSC has also approved additional accrual amounts at Gulf Power’s discretion. Gulf Power is currently reviewing alternatives that would potentially allow for more rapid recovery of these costs. See Note 1 to Gulf Power’s financial statements under “Provision for Property Damage” in Item 8 of the Form 10-K for additional information.

Other Matters

On August 12, 2004, Georgia Power and Gulf Power entered into a PPA with Florida Power & Light (FP&L). Under the agreement, Georgia Power and Gulf Power will provide FP&L with 165 megawatts of capacity annually from the jointly owned Plant Scherer Unit 3 for the period from June 2010 through December 2015. The contract provides for fixed capacity payments and variable energy payments based on actual energy delivered. The contract is contingent upon certain events, including approval of the Florida PSC. The final outcome of this matter cannot now be determined.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Jobs Act) into law. The Jobs Act represents the most significant revision to the Internal Revenue Code since 1986. Congress must still develop the regulations that will implement the requirements of the Jobs Act. Gulf Power is currently assessing the impact of the Jobs Act on its taxable income. However, Gulf Power currently does not expect the Jobs Act to have a material impact on its financial statements.

     Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Gulf Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS - ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

New Accounting Standards

On March 31, 2004, Gulf Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Gulf Power’s net income. However, as a result of the adoption, Gulf Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Gulf Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In the third quarter 2004, Gulf Power prospectively adopted FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). The Medicare Act provides a 28% prescription drug subsidy for Medicare eligible retirees. FSP 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation (APBO) and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Gulf Power elected to apply this treatment prospectively. The effect of the subsidy reduced Gulf Power’s expenses for the three months ended September 30, 2004 by approximately $0.2 million and is expected to have a similar impact on future expenses. The subsidy’s impact on the post-retirement medical plan APBO was a reduction of approximately $8 million. However, the ultimate impact on future periods is subject to federal regulations governing the subsidy created in the Medicare Act being finalized. See Note (G) to the Condensed Financial Statements herein for additional information.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Gulf Power’s financial condition during the first nine months of 2004 included the addition of approximately $106.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Gulf Power’s Condensed Statements of Cash Flows herein for further details.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Requirements and Contractual Obligations

Reference is made to MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. Approximately $75 million will be required by September 30, 2005 for redemptions and maturities of long-term debt.

Sources of Capital

In addition to the financing activities described herein, Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. These sources include cash flows from operating activities and issuances of unsecured debt, trust preferred securities, preferred stock and pollution control bonds issued for Gulf Power’s benefit by public authorities. The amount, type and timing of any future financings, if needed, will depend upon market conditions and regulatory approval. See BUSINESS – “Financing Programs” in Item 1 of the Form 10-K for additional information.

     At September 30, 2004, Gulf Power’s current liabilities exceeded current assets as a result of the scheduled redemption of $75 million principal amount of 6.10% senior notes, originally due in 2016. These notes were redeemed in October 2004 with proceeds from the Series K 4.90% Senior Notes due October 1, 2014 that were issued in September. See “Financing Activities” herein for additional information. To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. In addition, Gulf Power has substantial cash flow from operating activities. At September 30, 2004, Gulf Power had approximately $46.4 million of cash and cash equivalents and $56.5 million of unused committed lines of credit with banks which expire in 2005. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2004, Gulf Power had no commercial paper outstanding. Subsequent to September 30, 2004, Gulf Power entered into loan agreements for $50 million maturing October 21, 2005 and $100 million maturing October 28, 2005. Proceeds from these borrowings were used for general corporate purposes and to finance repairs to Gulf Power’s electric system for damage suffered as a result of Hurricane Ivan. Management believes that the need for working capital can be adequately met by utilizing lines of credit, commercial paper and bank notes without maintaining large cash balances.

Credit Rating Risk

Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Gulf Power is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2004, Gulf Power had no material exposure related to these agreements.

Market Price Risk

     Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Gulf Power is not aware of any facts or circumstances

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed price contracts for the purchase of coal supplies, the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at September 30, 2004 was as follows:

	Third Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$3,393	$2,504
Contracts realized or settled	(2,714)	(6,513)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	5,523	10,211

Contracts at September 30, 2004	$6,202	$6,202

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$6,279	$5,924	$355
External sources	(77)	(77)	—
Models and other methods	—	—	—

Contracts at September 30, 2004	$6,202	$5,847	$355

     See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 of the Form 10-K and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein for further information.

Financing Activities

In April 2004, Gulf Power issued $35 million of Series J 5.875% Senior Notes due April 1, 2044. The proceeds from this issue were used for general corporate purposes, including Gulf Power’s continuous construction program.

     In September 2004, Gulf Power issued $75 million of Series K 4.90% Senior Notes due October 1, 2014. The proceeds from this issue were used to redeem the $75 million outstanding principle amount of its Series D 6.10% Senior Notes on October 22, 2004.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Subsequent to September 30, 2004, Gulf Power entered into loan agreements for $50 million maturing October 21, 2005 and $100 million maturing October 28, 2005. Proceeds from these borrowings were used for general corporate purposes and to finance repairs to Gulf Power’s electric system for damage suffered as a result of Hurricane Ivan.

     In addition to any financings that may be necessary to meet Gulf Power’s capital requirements and contractual obligations, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$167,770	$150,860	$448,186	$398,888
Sales for resale —
Non-affiliates	72,077	67,396	206,812	197,141
Affiliates	14,481	5,968	34,848	17,856
Contract termination	—	—	—	62,111
Other revenues	4,236	3,590	11,231	10,064

Total operating revenues	258,564	227,814	701,077	686,060

Operating Expenses:
Fuel	97,081	66,109	249,971	172,829
Purchased power —
Non-affiliates	6,783	3,121	26,831	14,449
Affiliates	13,966	21,194	54,119	59,281
Other operations	40,261	38,560	114,371	123,466
Maintenance	14,192	12,397	47,408	45,408
Depreciation and amortization	10,051	13,968	30,068	40,943
Taxes other than income taxes	14,486	14,148	41,675	41,231

Total operating expenses	196,820	169,497	564,443	497,607

Operating Income	61,744	58,317	136,634	188,453
Other Income and (Expense):
Interest expense	(3,064)	(3,383)	(8,915)	(10,920)
Interest expense to affiliate trusts	(650)	—	(1,299)	—
Distributions on mandatorily redeemable preferred securities	—	(630)	(630)	(1,890)
Other income (expense), net	135	2,170	518	2,935

Total other income and (expense)	(3,579)	(1,843)	(10,326)	(9,875)

Earnings Before Income Taxes	58,165	56,474	126,308	178,578
Income taxes	22,151	21,584	48,118	68,226

Net Income	36,014	34,890	78,190	110,352
Dividends on Preferred Stock	433	503	3,399	1,510

Net Income After Dividends on Preferred Stock	$35,581	$34,387	$74,791	$108,842

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$35,581	$34,387	$74,791	$108,842
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(49)	(80)	—	—	—
Changes in fair value of qualifying hedges, net of tax net of tax of $580 and $(820), respectively	936	—	(1,324)	—

COMPREHENSIVE INCOME	$36,437	$34,387	$73,467	$108,842

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$78,190	$110,352
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	33,351	46,180
Deferred income taxes and investment tax credits, net	30,187	3,682
Pension, postretirement, and other employee benefits	(273)	471
Tax benefit of stock options	834	1,876
Other, net	(4,564)	(532)
Changes in certain current assets and liabilities —
Receivables, net	(24,233)	8,846
Fossil fuel stock	3,985	(3,914)
Materials and supplies	(372)	64
Other current assets	(9,996)	8,643
Accounts payable	(8,928)	(29,609)
Accrued taxes	9,071	7,138
Accrued compensation	(3,506)	(5,352)
Other current liabilities	(23,365)	(6,922)

Net cash provided from operating activities	80,381	140,923

Investing Activities:
Gross property additions	(44,837)	(41,636)
Cost of removal net of salvage	(3,747)	(4,282)
Other	(2,504)	(1,884)

Net cash used for investing activities	(51,088)	(47,802)

Financing Activities:
Increase in notes payable, net	14,976	—
Proceeds —
Senior notes	40,000	90,000
Preferred stock	30,000	—
Capital contributions from parent company	—	79
Redemptions —
First mortgage bonds	—	(33,350)
Pollution control bonds	—	(850)
Senior notes	(80,000)	(86,628)
Preferred stock	(28,388)	—
Payment of preferred stock dividends	(1,395)	(1,510)
Payment of common stock dividends	(49,650)	(49,500)
Other	(630)	(1,185)

Net cash used for financing activities	(75,087)	(82,944)

Net Change in Cash and Cash Equivalents	(45,794)	10,177
Cash and Cash Equivalents at Beginning of Period	69,120	62,695

Cash and Cash Equivalents at End of Period	$23,326	$72,872

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$8,241	$12,918
Income taxes (net of refunds)	$1,798	$47,589

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$23,326	$69,120
Receivables —
Customer accounts receivable	39,533	30,514
Unbilled revenues	19,536	19,278
Under recovered regulatory clause revenues	24,872	14,607
Other accounts and notes receivable	8,466	8,088
Affiliated companies	16,391	12,160
Accumulated provision for uncollectible accounts	(815)	(897)
Fossil fuel stock, at average cost	21,248	25,233
Vacation pay	5,766	5,766
Materials and supplies, at average cost	24,042	23,670
Assets from risk management activities	12,251	2,672
Prepaid income taxes	15,535	27,415
Prepaid expenses	3,327	4,518

Total current assets	213,478	242,144

Property, Plant, and Equipment:
In service	1,867,204	1,841,667
Less accumulated provision for depreciation	691,893	679,939

	1,175,311	1,161,728
Construction work in progress	28,479	25,844

Total property, plant, and equipment	1,203,790	1,187,572

Other Property and Investments	5,041	2,934

Deferred Charges and Other Assets:
Deferred charges related to income taxes	11,573	12,125
Prepaid pension costs	18,911	18,167
Unamortized debt issuance expense	7,029	6,993
Unamortized loss on reacquired debt	9,625	10,201
Prepaid rent	13,345	14,758
Other	8,798	16,280

Total deferred charges and other assets	69,281	78,524

Total Assets	$1,491,590	$1,511,174

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$80,000
Notes payable	14,976	—
Accounts payable —
Affiliated	19,415	21,259
Other	44,720	55,309
Customer deposits	7,735	11,863
Accrued taxes —
Income taxes	18,591	1,696
Other	35,010	42,834
Accrued interest	3,838	3,223
Accrued vacation pay	5,766	5,766
Accrued compensation	20,325	23,832
Regulatory clauses over recovery	7,586	31,118
Other	8,545	4,867

Total current liabilities	186,507	281,767

Long-term Debt	242,495	202,488

Long-term Debt Payable to Affiliated Trusts	36,082	—

Mandatorily Redeemable Preferred Securities	—	35,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	158,567	142,088
Deferred credits related to income taxes	22,125	23,279
Accumulated deferred investment tax credits	18,951	19,841
Employee benefit obligations	54,083	54,830
Plant Daniel lease guarantee obligation, at fair value	13,345	14,758
Plant Daniel capacity	47,919	60,300
Other cost of removal obligations	76,172	73,378
Miscellaneous regulatory liabilities	12,751	11,899
Other	31,125	27,248

Total deferred credits and other liabilities	435,038	427,621

Total Liabilities	900,122	946,876

Cumulative Preferred Stock	33,421	31,809

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	293,350	292,515
Premium on preferred stock	23	326
Retained earnings	229,769	203,419
Accumulated other comprehensive loss	(2,786)	(1,462)

Total common stockholder’s equity	558,047	532,489

Total Liabilities and Stockholder’s Equity	$1,491,590	$1,511,174

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 2004 vs. THIRD QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Mississippi Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2004 was $35.6 million and $74.8 million, respectively, compared to $34.4 million and $108.8 million, respectively, for the corresponding periods of 2003. Earnings for year-to-date 2004 decreased $34 million, or 31.3%, primarily as a result of the 2003 gain of $38 million after tax related to the termination of a PPA with Dynegy and related 2003 contract revenue of $10 million after-tax. This decrease was partially offset by the net impact of a $6 million after tax decrease in other operations expense related to costs incurred in the third quarter of 2003 to restructure the lease agreement for the combined cycle generating units at Plant Daniel and a decrease of $8 million after tax in depreciation and amortization resulting from the impact of the Mississippi PSC’s order approving the inclusion of the additional Plant Daniel capacity in jurisdictional cost of service. See Note 3 to the financial statements of Mississippi Power under “Contract Termination” and “Retail Regulatory Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$16,910	11.2	$49,298	12.4
Sales for resale — non-affiliates	4,681	6.9	9,671	4.9
Sale for resale — affiliates	8,513	142.6	16,992	95.2
Fuel expense	30,972	46.8	77,142	44.6
Purchased power — non-affiliates	3,662	117.3	12,382	85.7
Purchased power — affiliates	(7,228)	(34.1)	(5,162)	(8.7)
Other operations expense	1,701	4.4	(9,095)	(7.4)
Maintenance expense	1,795	14.5	2,000	4.4
Depreciation and amortization	(3,917)	(28.0)	(10,875)	(26.6)
Interest expense	(319)	(9.4)	(2,005)	(18.4)
Other income (expense), net	(2,035)	(93.8)	(2,417)	(82.4)
Income taxes	567	2.6	(20,108)	(29.5)
Dividends on preferred stock	(70)	(13.9)	1,889	125.1

     Retail sales. Retail sales revenue increased $16.9 million, or 11.2%, in the third quarter 2004 and $49.3 million or 12.4% year-to-date 2004 when compared to the same periods in 2003. The increases in retail sales revenues are primarily the result of increases of $15.3 million in the third quarter 2004 and $47.6 million year-to-date 2004 in fuel cost recovery revenues, which generally do not have an effect on income. Retail sales revenues, excluding fuel revenues, for the third quarter 2004 to residential and commercial customers remained mostly constant while retail sales to industrial customers, excluding fuel revenues, decreased 2.2% primarily as a result of the effects Hurricane Ivan when compared to the same period in 2003. Retail sales revenues, excluding fuel revenues, for year-to-date 2004 from residential, commercial and industrial customers

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

remained mostly constant as compared to the same period in 2003.

     Sales for resale — non-affiliates. The increases in sales for resale to non-affiliates in the third quarter and year-to-date 2004 as compared to the same periods in 2003 are primarily due to the increases of $6.6 million and $13.3 million, respectively, in revenue from wholesale territorial customers that were offset by decreases of $1.9 million and $3.7 million, respectively, in revenue from non-territorial customers. The increases in the third quarter and year-to-date 2004 revenue from wholesale territorial customers as compared to the same periods in 2003 are the result of increases in the price per kilowatt-hour due to fuel cost. The decreases in the third quarter and year to date 2004 revenue from wholesale non-territorial customers as compared to the same period in 2003 are the result of the loss of capacity revenues as a result of the termination of the Dynegy contract in 2003.

     Sales for resale — affiliates and Purchased power — affiliates. Revenues from sales for resale to affiliates, as well as purchases of energy from affiliates, will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses. The increase in sales for resale to affiliates is primarily a result of more generation available for sale. The increase in purchased power from affiliates is primarily due to the increase in the cost of fuel.

     Fuel expense. In the third quarter and year-to-date 2004, fuel expense increased when compared to the same periods in 2003 as a result of 10.5% and 10.3% increases in generation, respectively, and 20.4% and 29.0% increases in the cost of gas, respectively. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

     Purchased power — non-affiliates. The third quarter and year-to-date 2004 purchased power from non-affiliates increased due to higher fuel prices in 2004.

     Other operations expense. The third quarter and year-to-date 2004 decreases in other operations expense when compared to the same periods in 2003 are a result of approximately $11 million incurred during the third quarter 2003 to restructure the lease agreement for the combined cycle generating units at Plant Daniel. See Note 7 to the financial statements of Mississippi Power under “Operating Leases — Plant Daniel Combined Cycle Generating Units” in Item 8 of the Form 10-K for additional information.

     Maintenance expense. The third quarter and year-to-date 2004 increases in maintenance expense when compared to the same periods in 2003 are primarily a result of higher operating hours at the combined cycle units in 2004 and resulting higher expense. See Note 7 to the financial statements of Mississippi Power under “Long-Term Service Agreements” in Item 8 of the Form 10-K for additional information.

     Depreciation and amortization. The third quarter and year-to-date 2004 decreases in depreciation and amortization expense when compared to the same periods in 2003 are primarily the result of the amortization of a regulatory liability as approved by the Mississippi PSC. The Mississippi PSC issued an interim accounting order in December 2003 directing Mississippi Power to expense and record in 2003 a regulatory liability in the amount of approximately $60 million. Mississippi Power recorded a credit to expense in the amount of $4.1 million and $12.4 million for the quarter and year-to-date 2004, respectively, to amortize this regulatory liability retroactive to January 1, 2004. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Filing” in Item 8 of the Form 10-K and “Future Earnings Potential — FERC and Mississippi

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PSC Matters — Retail Rate Filing” and Note (K) to the Condensed Financial Statements herein for additional information.

     Interest expense. The decreases in interest expense for the third quarter and year-to-date 2004 as compared to the same periods in 2003 are a result of lower interest rates. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Mississippi Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein for further information on efforts to reduce interest rates.

     Other income (expense), net. The third quarter and year-to-date 2004 decreases in other income (expense), net of $2 million, or 93.8%, and $2.4 million, or 82.4%, respectively, are the result of lower revenue from miscellaneous contract work and a FERC settlement in July 2003 that resulted in the recognition, in the third quarter 2003, of $1.2 million of revenue previously reserved for refund. See Note 3 to the financial statements of Mississippi Power under “Transmission Facilities Agreement” in Item 8 of the Form 10-K.

     Income taxes. The third quarter and year-to-date 2004 income taxes increased $0.6 million, or 2.6%, and decreased $20.1 million, or 29.5%, respectively, as a direct result of the changes in earnings before income taxes when compared to the same periods in 2003.

     Dividends on preferred stock. The year-to-date 2004 increase in dividends on preferred stock is the result of a $2.0 million loss on the redemption of preferred stock recognized in the second quarter of 2004. The third quarter 2004 dividends on preferred stock remained fairly constant in comparison to the same period in 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Mississippi Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in Mississippi Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Mississippi Power in Item 7 in the Form 10-K.

Environmental Matters

New Source Review Actions

Mississippi Power’s 2004 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 15, 2004, and resulted in a slight decrease in rates effective April 2004. Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot continue to be recovered. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in the New Source Review litigation described in Item 8 of the Form 10-K could require substantial capital expenditures and could possibly require payment of substantial penalties that cannot be determined at this time. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company and the other defendants have filed motions to dismiss both lawsuits. Southern Company intends to vigorously defend against these claims. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC and Mississippi PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Mississippi Power may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Mississippi Power in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Retail Rate Filing

On December 5, 2003, Mississippi Power filed a request with the Mississippi PSC to reclassify 266 megawatts of Plant Daniel Units 3 and 4 generating capacity not currently included in jurisdictional cost of service. As part of Mississippi Power’s proposal to include the additional Plant Daniel capacity in retail rates, the Mississippi PSC issued an interim accounting order in December 2003 directing Mississippi Power to expense and record in 2003 a regulatory liability in the amount of approximately $60 million while the Mississippi PSC fully considered the entire request. On May 25, 2004, the Mississippi PSC issued an order related to this matter. The Mississippi PSC approved Mississippi Power’s request to reclassify the 266 megawatts of Plant Daniel unit 3 and 4 capacity to jurisdictional cost of service effective January 1, 2004 and authorized Mississippi Power to include the related costs and revenue credits in jurisdictional rate base, cost of service and revenue requirement calculations for purposes of retail rate recovery. As directed by the Mississippi PSC, Mississippi Power will amortize the regulatory liability established pursuant to the Mississippi PSC’s interim order in December 2003 as an increase to earnings as follows: $16.5 million in 2004, $25.1 million in 2005, $13.0 million in 2006 and $5.7 million in 2007. This amortization increased after tax earnings for the third quarter and year-to-date 2004 by $2.5 million and $7.7 million, respectively.

     In addition, the Mississippi PSC also approved Mississippi Power’s requested changes to its PEP rate schedule including the use of a forward-looking test year, with appropriate oversight; annual, rather than semi- annual, filings; and certain changes to the performance indicator mechanisms. Rate changes will be limited to 4% of retail revenues annually under the revised PEP. The Mississippi PSC will review all aspects of PEP in 2007. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Storm Damage Cost Recovery

During the month of September 2004, Mississippi Power’s service territory was impacted by Hurricane Ivan. As mandated by the Mississippi PSC, Mississippi Power maintains an accumulated provision for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to it generation facilities and other property. The total amount of damage related to this hurricane was estimated to be $7.6 million and was charged to the storm damage reserve in September 2004, leaving a balance in the reserve of $0.3 million. See Note 1 to the financial statements of Mississippi Power under “Provision for Property Damage” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for more information.

Other Matters

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Jobs Act) into law. The Jobs Act represents the most significant revision to the Internal Revenue Code since 1986. Congress must still develop the regulations that will implement the requirements of the Jobs Act. Mississippi Power is currently assessing the impact of the Jobs Act on its taxable income. However, Mississippi Power currently does not expect the Jobs Act to have a material impact on its financial statements.

     Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Mississippi Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Plant Daniel Capacity and Plant Daniel Operating Lease. Also see Note (K) to the Condensed Financial Statements herein for additional information related to Plant Daniel capacity.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Standards

On March 31, 2004, Mississippi Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Mississippi Power’s net income. However, as a result of the adoption, Mississippi Power deconsolidated certain wholly-owned trusts established to issue preferred securities, since Mississippi Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In the third quarter 2004, Mississippi Power prospectively adopted FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). The Medicare Act provides a 28% prescription drug subsidy for Medicare eligible retirees. FSP 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation (APBO) and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Mississippi Power elected to apply this treatment prospectively. The effect of the subsidy reduced Mississippi Power’s expenses for the three months ended September 30, 2004 by approximately $0.2 million and is expected to have a similar impact on future expenses. The subsidy’s impact on the post-retirement medical plan APBO was a reduction of approximately $8 million. However, the ultimate impact on future periods is subject to federal regulations governing the subsidy created in the Medicare Act which are being finalized. See Note (G) to the Condensed Financial Statements herein for additional information.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Mississippi Power’s financial condition during the first nine months of 2004 included the addition of approximately $45 million to utility plant, a reduction in current liabilities of $95 million, an increase of $40 million in long-term debt, a decrease of $46 million in cash and an increase in accounts receivable of $24.2 million. See Mississippi Power’s Condensed Statements of Cash Flows and “Financing Activities” herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements.

Sources of Capital

In addition to the financing activities described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. These sources include cash flows from operating activities and issuances of unsecured debt, trust preferred securities, preferred stock and pollution control bonds issued for Mississippi Power’s benefit by public authorities. The amount, type and timing of any financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval,

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

prevailing market conditions and other factors. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2004, approximately $23 million of cash and cash equivalents and $100 million of unused committed credit arrangements with banks. Of these facilities, $13 million expire in 2004 and the remaining $87 million expire in 2005. Approximately $37.5 million of these credit arrangements contain provisions allowing two-year term loans executable at the expiration date. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At September 30, 2004, Mississippi Power had $15 million in commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Mississippi Power is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2004, Mississippi Power had no material exposure related to these agreements.

Market Price Risk

Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel hedging programs at the instruction of the Mississippi PSC and wholesale fuel hedging programs under agreements with wholesale customers.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The fair values of derivative, fuel and energy contracts at September 30, 2004, were as follows:

	Third Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$1,166	$2,470
Contracts realized or settled	(2,316)	(5,772)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	10,973	13,125

Contracts at September 30, 2004	$9,823	$9,823

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2004,
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$12,820	$11,718	$1,102
External sources	(2,997)	(2,937)	(60)
Models and other methods	—	—	—

Contracts at September 30, 2004	$9,823	$8,781	$1,042

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In March 2004, Mississippi Power issued $40 million of Series F Floating Rate Senior Notes due March 9, 2009. The proceeds from this sale, along with other monies of Mississippi Power, were used to repay at maturity $80 million aggregate principal amount of Mississippi Power’s Series D Floating Rate Senior Notes due March 12, 2004.

     In April 2004, Mississippi Power issued 1,200,000 Depositary Shares ($30 million aggregate stated capital), each representing one-fourth of a share of 5.25% Series Preferred Stock, cumulative, par value $100 per share. The proceeds from this sale were primarily used to redeem other issues of higher cost preferred stock and the remainder was used for general corporate purposes.

     In addition to any financings that may be necessary to meet Mississippi Power’s capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

SAVANNAH ELECTRIC
AND
POWER COMPANY

SAVANNAH ELECTRIC AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$102,312	$95,364	$258,772	$234,378
Sales for resale —
Non-affiliates	966	1,068	3,670	4,100
Affiliates	960	1,627	5,050	4,863
Other revenues	1,141	1,056	2,792	2,891

Total operating revenues	105,379	99,115	270,284	246,232

Operating Expenses:
Fuel	15,106	18,060	39,713	42,079
Purchased power —
Non-affiliates	2,373	1,136	9,102	3,763
Affiliates	35,966	26,017	85,241	67,110
Other operations	15,054	13,905	44,732	40,886
Maintenance	4,932	5,266	18,268	17,865
Depreciation and amortization	5,452	5,121	15,902	15,270
Taxes other than income taxes	4,190	4,026	11,582	11,125

Total operating expenses	83,073	73,531	224,540	198,098

Operating Income	22,306	25,584	45,744	48,134
Other Income and (Expense):
Interest expense, net of amounts capitalized	(3,023)	(2,378)	(9,155)	(7,472)
Distributions on mandatorily redeemable preferred securities	—	(685)	(109)	(2,055)
Other income (expense), net	530	784	109	214

Total other income and (expense)	(2,493)	(2,279)	(9,155)	(9,313)

Earnings Before Income Taxes	19,813	23,305	36,589	38,821
Income taxes	7,262	8,927	13,391	14,638

Net Income	12,551	14,378	23,198	24,183
Dividends on Preferred Stock	675	—	825	—

Net Income After Dividends on Preferred Stock	$11,876	$14,378	$22,373	$24,183

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$11,876	$14,378	$22,373	$24,183
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $8, $(457), $(2) and $(457), respectively	12	(724)	(3)	(724)
Less: Reclassification adjustment for amounts included in net income, net of tax of $9, $3, $39 and $3, respectively	14	4	61	4

COMPREHENSIVE INCOME	$11,902	$13,658	$22,431	$23,463

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$23,198	$24,183
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	17,671	16,836
Deferred income taxes and investment tax credits, net	10,465	1,375
Pension, postretirement, and other employee benefits	4,978	4,417
Tax benefit of stock options	682	860
Other, net	143	(3,095)
Changes in certain current assets and liabilities —
Receivables, net	(21,783)	(4,607)
Fossil fuel stock	1,246	(375)
Materials and supplies	(575)	(384)
Other current assets	(1,750)	4,593
Accounts payable	(1,856)	(1,647)
Accrued taxes	6,424	10,374
Accrued compensation	(1,543)	(1,482)
Other current liabilities	(494)	(2,518)

Net cash provided from operating activities	36,806	48,530

Investing Activities:
Gross property additions	(109,327)	(27,469)
Other	(10,744)	3,751

Net cash used for investing activities	(120,071)	(23,718)

Financing Activities:
Increase in notes payable, net	20,784	6,148
Proceeds —
Pollution control bonds	—	13,870
Other long-term debt	10,000	—
Preferred stock	45,000	—
Capital contributions from parent company	31,000	5,000
Redemptions —
Pollution control bonds	—	(13,870)
Senior notes	—	(20,000)
Other long-term debt	(7)	(420)
Mandatorily redeemable preferred securities	(40,000)	—
Payment of preferred stock dividends	(150)	—
Payment of common stock dividends	(17,400)	(17,250)
Other	43	(153)

Net cash provided from (used for) financing activities	49,270	(26,675)

Net Change in Cash and Cash Equivalents	(33,995)	(1,863)
Cash and Cash Equivalents at Beginning of Period	37,943	3,978

Cash and Cash Equivalents at End of Period	$3,948	$2,115

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $918 and $162 capitalized for 2004 and 2003, respectively)	$6,276	$7,609
Income taxes (net of refunds)	$1,158	$1,900

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,948	$37,943
Receivables —
Customer accounts receivable	29,896	19,674
Unbilled revenues	10,639	11,288
Under recovered regulatory clause revenues	14,477	—
Other accounts and notes receivable	825	1,138
Affiliated companies	3,288	4,872
Accumulated provision for uncollectible accounts	(1,011)	(641)
Fossil fuel stock, at average cost	7,405	8,652
Materials and supplies, at average cost	9,646	9,070
Prepaid income taxes	19,684	24,419
Prepaid expenses	1,421	1,377
Other	2,329	623

Total current assets	102,547	118,415

Property, Plant, and Equipment:
In service	937,246	912,504
Less accumulated provision for depreciation	407,551	402,394

	529,695	510,110
Construction work in progress	89,385	14,121

Total property, plant, and equipment	619,080	524,231

Other Property and Investments	2,391	2,248

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,165	9,611
Cash surrender value of life insurance for deferred compensation plans	24,173	23,866
Unamortized debt issuance expense	4,097	5,652
Unamortized loss on reacquired debt	8,116	7,488
Other regulatory assets	3,914	3,427
Other	14,588	14,983

Total deferred charges and other assets	64,053	65,027

Total Assets	$788,071	$709,921

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$30,961	$40,910
Notes payable	20,784	—
Accounts payable —
Affiliated	15,281	13,797
Other	9,087	13,147
Customer deposits	6,993	6,922
Accrued taxes —
Income taxes	2,257	1,172
Other	6,812	1,473
Accrued interest	4,332	2,802
Accrued vacation pay	2,581	2,530
Accrued compensation	4,109	5,652
Other	3,579	5,107

Total current liabilities	106,776	93,512

Long-term Debt	202,435	222,493

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	89,037	83,852
Deferred credits related to income taxes	9,040	9,804
Accumulated deferred investment tax credits	8,127	8,625
Employee benefit obligations	44,812	39,833
Other cost of removal obligations	40,531	36,843
Miscellaneous regulatory liabilities	13,434	12,932
Other	6,936	15,735

Total deferred credits and other liabilities	211,917	207,624

Total Liabilities	521,128	523,629

Non-Cumulative Preferred Stock	45,000	—

Common Stockholder’s Equity:
Common stock, par value $5 per share —
Authorized — 16,000,000 shares
Outstanding — 10,844,635 shares	54,223	54,223
Paid-in capital	55,037	24,417
Retained earnings	114,829	109,856
Accumulated other comprehensive loss	(2,146)	(2,204)

Total common stockholder’s equity	221,943	186,292

Total Liabilities and Stockholder’s Equity	$788,071	$709,921

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 2004 vs. THIRD QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Savannah Electric’s net income after dividends on preferred stock for the third quarter and year-to-date 2004 was $11.9 million and $22.4 million, respectively, compared to $14.4 million and $24.2 million, respectively, for the corresponding periods of 2003. Earnings decreased by $2.5 million, or 17.4%, in the third quarter 2004 primarily due to higher operating expenses. Year-to-date 2004 earnings were down by $1.8 million, or 7.5%, as a result of higher operating expenses, partially offset by higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$6,948	7.3	$24,394	10.4
Fuel expense	(2,954)	(16.4)	(2,366)	(5.6)
Purchased power — non-affiliates	1,237	108.9	5,339	141.9
Purchased power — affiliates	9,949	38.2	18,131	27.0
Other operations expense	1,149	8.3	3,846	9.4
Interest expense, net of amounts capitalized	645	27.1	1,683	22.5
Dividends on preferred stock	675	N/M	825	N/M

N/M	Not meaningful

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue remained stable in the third quarter 2004 and increased by $6.5 million, or 4.7%, year-to-date 2004 when compared to the corresponding periods in 2003. The year-to-date 2004 increase in retail revenues is primarily a result of favorable weather conditions in the first two quarters of 2004 and a 2.2% increase in the number of customers. Year-to-date 2004 energy sales to residential and commercial customers were higher by 8.7% and 6.2%, respectively. Industrial sales revenues, excluding fuel revenues, for year-to-date 2004 remained essentially constant as compared to the same period in 2003.

     Fuel expense. Fuel expense decreased in the third quarter and year-to-date 2004 primarily as a result of a decrease in generation, partially offset by higher cost of fuel. Generation decreased 14.3% for third quarter and 4.0% for year-to-date 2004 when compared to the prior year because Savannah Electric had opportunities to purchase power at prices less than its cost to generate. Since fuel expenses are generally offset by fuel revenues through Savannah Electric’s fuel cost recovery clause, these expenses do not have a significant impact on net income. See “Future Earnings Potential — FERC and Georgia PSC Matters — Fuel Cost Recovery Rate Filings” and Note (L) to the Condensed Financial Statements herein for additional information.

     Purchased power — non-affiliates. In the third quarter and year-to-date 2004, the increases in purchased power from non-affiliates are primarily due to higher demand and the opportunity to purchase this energy at a cost lower than self-generation or than available from affiliates. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through the fuel cost recovery clause.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Purchased power — affiliates. Purchased power from affiliates increased in the third quarter and year-to-date 2004 as compared to the same periods in the prior year primarily due to the availability of Southern Company system generation at prices below self-generation to meet increased sales demand. The capacity component of purchased power expense from affiliates is higher in year-to-date 2004 reflecting a greater write-down of deferred Wansley PPA costs, consistent with the accounting order approved by the Georgia PSC in December 2002, and higher capacity costs from affiliates. See Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information. The net impact of these transactions compared to the prior year was a $0.4 million decrease to expense for the third quarter and a $0.5 million increase year-to-date. Purchased power from affiliates also includes energy purchases which will vary depending on demand and cost of generation resources at each company. These energy costs are recovered through the fuel cost recovery clause and have no significant impact on earnings.

     Other operations expense. The increases for the third quarter and year-to-date 2004 as compared to the same periods in the prior year in other operations expense are attributed to increases in distribution expenses and administrative and general expenses. Distribution expenses increased $0.4 million, or 19.5%, and $0.6 million, or 10.7%, for the third quarter and year-to-date 2004, respectively, primarily as a result of storm-related expenses. Administrative and general expenses increased $0.5 million, or 7.6%, and $2.6 million, or 14.4%, for the third quarter and year-to-date 2004, respectively, primarily relating to accounting and auditing services, legal expenses, workers’ compensation claims and employee benefit expenses.

     Interest expense, net of amounts capitalized. The third quarter and year-to-date 2004 increases in this expense as compared to the same periods in the prior year are mainly due to an increase in long-term debt outstanding of $65 million. These increases were more than offset by decreases in distributions on mandatorily redeemable preferred securities. These preferred securities were redeemed in January 2004 with proceeds from senior notes issued in late 2003.

     Dividends on preferred stock. Dividends on preferred stock increased for the third quarter and year-to-date 2004 due to the issuance of 1,800,000 shares ($45 million aggregate par value) of 6.00% Series Preferred Stock, Non-Cumulative, Par Value $25 Per Share in June 2004. See FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein for additional information.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Savannah Electric’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in Savannah Electric’s service area. For additional information relating to these issues, see BUSINESS – The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Savannah Electric in Item 7 of the Form 10-K.

Environmental Matters

New Source Review Actions

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OF OPERATIONS — “Future Earnings Potential — Environmental Matters” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The case against Savannah Electric had been effectively stayed pending this final resolution of the TVA case. At this time, no party to the case against Savannah Electric has sought to reopen that case, which remains administratively closed in the District Court for the Northern District of Georgia. An adverse outcome in this case could require substantial capital expenditures and could possibly require payment of substantial penalties that cannot be determined at this time. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company and the other defendants have filed motions to dismiss both lawsuits. Southern Company intends to vigorously defend against these claims. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to the State of Georgia. These rules specified that the State of Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. However, on October 22, 2004, the EPA announced it was granting a petition for reconsideration filed with the EPA by a coalition of Georgia industries. The EPA will stay implementation of the rule, as it relates to the State of Georgia, while it initiates rulemakings to address the petition. The impact of the nitrogen oxide reduction rules will depend on the outcome of the petition for reconsideration and/or any subsequent development and approval of the State of Georgia’s state implementation plan and cannot be determined at this time.

     On May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the state and therefore cannot be determined at this time.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FERC and Georgia PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Savannah Electric may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Savannah Electric in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Plant McIntosh Construction Project

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Southern Power PPAs” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Savannah Electric and Georgia Power for Plant McIntosh capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held. To ensure the timely completion of construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

     The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower of cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted information showing that the book cost of the McIntosh construction project is lower than its market value. In direct testimony filed on October 14, 2004, the Georgia PSC staff proposed a different valuation that shows the market value for the Plant McIntosh construction project is less than book value. Georgia Power and Savannah Electric disagree with the proposed valuation methodology. Georgia Power and Savannah Electric plan to file rebuttal testimony in November with hearings being held in that same month. The Georgia PSC is expected to issue a final order in this matter in December 2004. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At September 30, 2004, the investment in the McIntosh construction project totaled approximately $74.2 million for Savannah Electric. The ultimate outcome of the Georgia PSC’s review cannot now be determined. See Note (J) to the Condensed Financial Statements herein for additional information.

Fuel Cost Recovery Rate Filings

On March 23, 2004, Savannah Electric submitted a request to the Georgia PSC for an accounting order which, if approved by the Georgia PSC, would have allowed for the cost of a coal transloader then under construction to be amortized over 24 months through fuel expense and recovered through Savannah Electric’s fuel cost recovery clause. The transloader allows foreign coal to be off-loaded from ships at Savannah Electric’s Plant Kraft dock and then transferred by rail to Plant McIntosh. On June 24, 2004, the Georgia PSC denied Savannah Electric’s request for this accounting order. Consequently, accumulated project costs were recorded as construction work in progress in June 2004 and were to be depreciated over the project’s estimated useful life of 35 years once placed in service.

     On July 30, 2004, Savannah Electric filed for a fuel cost recovery rate increase with the Georgia PSC. The increase will allow for the recovery of fuel costs based on an estimate of future costs, as well as the collection of the existing under recovery of fuel expenses, over a two-year period. The amount under recovered at September 30, 2004 is approximately $14.5 million and is included in Savannah Electric’s Condensed Balance Sheets herein. On October 25, 2004, the Georgia PSC approved Savannah Electric’s request, with no significant modifications. The approved increase will allow for the recovery of approximately $161 million in fuel costs, which includes an estimate of future fuel costs over the next twelve months and recovery of the existing under recovered fuel balance, over the next 24 months. The approved fuel rate increase also includes the recovery of approximately $3.5 million in costs associated with the coal transloader to be amortized over a 21-month period, which the Georgia PSC had denied in June 2004. The new rates will become effective in November 2004. See Note (L) to the Condensed Financial Statements herein for additional information.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Retail Rate Case

Savannah Electric is currently preparing testimony and exhibits for a base retail rate case, which is expected to be filed with the Georgia PSC in late November or early December 2004. It is expected that an increase in retail revenues will be requested to recover the investment in the McIntosh combined cycle plant, continued investment in new transmission and distribution facilities to support growth and improve reliability and increasing operating expenses, in part, to meet new laws and regulations. A decision by the Georgia PSC is expected in mid-year 2005.

Other Matters

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Jobs Act) into law. The Jobs Act represents the most significant revision to the Internal Revenue Code since 1986. Congress must still develop the regulations that will implement the requirements of the Jobs Act. Savannah Electric is currently assessing the impact of the Jobs Act on its taxable income. However, Savannah Electric currently does not expect the Jobs Act to have a material impact on its financial statements.

     At the end of September, Kerr-McGee Corporation, one of Savannah Electric’s largest industrial customers, shut down one of its three production lines at its Savannah, Georgia facility. The annual reduction in base revenues is not expected to have a material impact on Savannah Electric’s financial statements.

     Effective September 30, 2004, Savannah Electric retired Units 4 and 5 at Plant Riverside. The remaining units at the plant will be retired on May 31, 2005. These retirements will have no material impact on Savannah Electric’s financial statements.

     Savannah Electric is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Savannah Electric’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Savannah Electric cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Savannah Electric’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Savannah Electric prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Savannah Electric’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Savannah Electric in Item 7 of the

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Form 10-K for a complete discussion of Savannah Electric’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

New Accounting Standards

On March 31, 2004, Savannah Electric prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. See Note 6 to the financial statements of Savannah Electric under “Mandatorily Redeemable Preferred Securities” in Item 8 of the Form 10-K regarding Savannah Electric’s redemption of all outstanding preferred securities in January 2004 and the dissolution of the issuing trust. Therefore, the adoption of Interpretation No. 46R had no impact on Savannah Electric’s financial statements.

     In the third quarter 2004, Savannah Electric prospectively adopted FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act).” The Medicare Act provides a 28% prescription drug subsidy for Medicare eligible retirees. FSP 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation (APBO) and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Savannah Electric elected to apply this treatment prospectively. The effect of the subsidy reduced Savannah Electric’s expenses for the three months ended September 30, 2004 by approximately $0.1 million and is expected to have a similar impact on future expenses. The subsidy’s impact on the post-retirement medical plan APBO was a reduction of approximately $3.5 million. However, the ultimate impact on future periods is subject to federal regulations governing the subsidy created in the Medicare Act being finalized. See Note (G) to the Condensed Financial Statements herein for additional information.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Savannah Electric’s financial condition during the first nine months of 2004 included the addition of approximately $109.3 million to utility plant, which includes the Plant McIntosh combined cycle construction project. See Note (J) to the Condensed Financial Statements herein for additional information. The funds for these additions and other capital requirements were derived primarily from operating activities, issuance of securities, capital contributions from Southern Company and short-term debt. See Savannah Electric’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

Reference is made to MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Savannah Electric in Item 7 of the Form 10-K for a description of Savannah Electric’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. Approximately $31 million will be required by September 30, 2005 for maturities of long term debt. The projected construction program will increase by $83.1 million and $7.6 million in 2004 and 2005, respectively, for the Plant McIntosh combined cycle construction project and the projected purchased power commitments will decrease by $25.3 million in 2005-2006, $28.2 million in 2007-2008 and $158.0 million beyond 2008 as a result of the purchase of the construction project.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sources of Capital

Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past including both internal and external funds. These sources include cash flows from operating activities and issuances of unsecured debt, preferred stock and pollution control bonds issued for Savannah Electric’s benefit by public authorities and capital contributions from Southern Company. The amount, type and timing of any future financings, if needed, will depend upon market conditions and regulatory approval. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

     Savannah Electric’s current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Savannah Electric had at September 30, 2004 approximately $3.9 million of cash and cash equivalents and $50 million of unused committed credit arrangements with banks, of which $10 million expires in 2004, $30 million expires in 2005 and $10 million expires in 2007. Of the unused credit arrangements expiring in 2004 and 2005, $40 million include two year term loan options executable at the expiration date. Savannah Electric expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to some of Savannah Electric’s obligations with respect to its variable rate debt and its commercial paper. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At September 30, 2004, Savannah Electric had $12.8 million of commercial paper and $8.0 million of extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit and access to the financial markets.

Credit Rating Risk

Savannah Electric does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Savannah Electric is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2004, Savannah Electric had no material exposure related to these agreements.

Market Price Risk

Savannah Electric’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Savannah Electric is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Savannah Electric has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Savannah Electric enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas and oil purchases. Savannah Electric has also implemented a retail fuel hedging program at the instruction of the Georgia PSC.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The fair value of derivative energy contracts at September 30, 2004 was as follows:

	Third Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$1,583	$463
Contracts realized or settled	(1,034)	(1,816)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	1,676	3,578

Contracts at September 30, 2004	$2,225	$2,225

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in thousands)
Actively quoted	$2,251	$1,947	$304
External sources	(26)	(26)	—
Models and other methods	—	—	—

Contracts at September 30, 2004	$2,225	$1,921	$304

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Savannah Electric in Item 7 and Notes 1 and 6 to the financial statements of Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

Savannah Electric received contributions to capital from Southern Company in May 2004 in the amount of $31 million to help finance the purchase of the Plant McIntosh construction project. See Note (J) to the Condensed Financial Statements herein for additional information.

     In June 2004, Savannah Electric issued 1,800,000 shares ($45 million aggregate par value) of 6.00% Series Preferred Stock, Non-Cumulative, Par Value $25 Per Share. The proceeds from this sale were used to repay a portion of its outstanding short-term indebtedness that had been incurred primarily to finance the purchase of the Plant McIntosh construction project.

     Subsequent to September 30, 2004, Savannah Electric has entered into interest rate hedging transactions related to the anticipated issuance of senior notes totaling approximately $30 million. The notes are expected to be issued in 2004. Further, Savannah Electric also entered into an interest rate hedging transaction related to $13.9 million of its outstanding tax-exempt auction rate securities. The interest rate swap will fix Savannah Electric’s interest cost related to these securities beginning in 2005 and continuing through 2007.

     In addition to any financings that may be necessary to meet Savannah Electric’s capital requirements and contractual obligations, Savannah Electric plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY

SOUTHERN POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$58,417	$93,251	$218,148	$212,517
Affiliates	128,111	112,258	322,124	253,627
Contract termination	—	—	—	80,000
Other revenues	2,413	3,115	7,023	8,200

Total Operating Revenues	188,941	208,624	547,295	554,344

Operating Expenses:
Fuel	35,460	49,440	109,793	104,676
Purchased power —
Non-affiliates	16,697	18,399	56,115	49,959
Affiliates	24,699	43,399	95,681	93,001
Other operations	13,919	12,362	42,173	30,597
Maintenance	3,431	2,253	10,850	4,733
Depreciation and amortization	12,789	11,634	38,363	26,240
Taxes other than income taxes	2,686	3,132	8,083	6,495

Total operating expenses	109,681	140,619	361,058	315,701

Operating Income	79,260	68,005	186,237	238,643
Other Income and (Expense):
Interest expense, net of amounts capitalized	(18,582)	(13,587)	(45,491)	(17,930)
Other income (expense), net	(161)	(1,288)	1,603	(1,159)

Total other income and (expense)	(18,743)	(14,875)	(43,888)	(19,089)

Earnings Before Income Taxes	60,517	53,130	142,349	219,554
Income taxes	23,195	12,991	55,425	77,367

Earnings Before Cumulative Effect of Accounting Change	37,322	40,139	86,924	142,187
Cumulative effect of accounting change — less income taxes of $231 thousand	—	—	—	367

Net Income	$37,322	$40,139	$86,924	$142,554

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income	$37,322	$40,139	$86,924	$142,554
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(128), $1,072, $(546) and $(7,492), respectively	(205)	1,711	(967)	(12,276)
Less: Reclassification adjustment for amounts included in net income, net of tax of $1,100, $794, $2,973 and $910, respectively	1,758	1,265	4,741	1,969

COMPREHENSIVE INCOME	$38,875	$43,115	$90,698	$132,247

     The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$86,924	$142,554
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	45,912	28,590
Deferred income taxes and investment tax credits, net	4,227	11,271
Deferred capacity revenues	36,270	26,097
Tax benefit of stock options	225	—
Hedge settlements	—	(93,298)
Other, net	(3,258)	1,373
Changes in certain current assets and liabilities —
Receivables, net	(44,477)	(28,757)
Fossil fuel stock	2,889	5,082
Materials and supplies	(1,634)	(469)
Other current assets	13,208	(17,133)
Accounts payable	(16,936)	(1,792)
Accrued taxes	31,979	17,272
Accrued interest	(16,400)	(6,696)
Other current liabilities	—	151

Net cash provided from operating activities	138,929	84,245

Investing Activities:
Gross property additions	(113,522)	(277,509)
Sale of property to affiliates	414,582	—
Change in construction payables, net	(14,499)	(18,641)
Other	2,359	1,146

Net cash provided from (used for) investing activities	288,920	(295,004)

Financing Activities:
Decrease in notes payable, net — affiliated	—	(19,988)
Increase (decrease) in notes payable, net	(114,349)	102,681
Proceeds —
Senior notes	—	575,000
Capital contributions from parent company	—	385
Redemptions —
Other long-term debt	—	(380,404)
Capital distributions to parent company	(113,000)	—
Payment of common stock dividends	(187,000)	—
Other	2,989	(9,133)

Net cash provided from (used for) financing activities	(411,360)	268,541

Net Change in Cash and Cash Equivalents	16,489	57,782
Cash and Cash Equivalents at Beginning of Period	2,798	19,474

Cash and Cash Equivalents at End of Period	$19,287	$77,256

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $17,368 and $30,015 capitalized for 2004 and 2003, respectively)	$50,857	$111,668
Income taxes (net of refunds)	$16,822	$60,266

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$19,287	$2,798
Receivables —
Customer accounts receivable	13,226	10,772
Other accounts receivable	—	270
Accumulated provision for uncollectible accounts	(350)	(350)
Affiliated companies	56,422	14,130
Fossil fuel stock, at average cost	2,909	5,798
Materials and supplies, at average cost	9,758	8,123
Prepaid income taxes	—	11,222
Prepaid expenses	2,578	2,528
Other	152	1,174

Total current assets	103,982	56,465

Property, Plant, and Equipment:
In service	1,823,625	1,831,139
Less accumulated provision for depreciation	98,408	60,005

	1,725,217	1,771,134
Construction work in progress	204,437	504,097

Total property, plant, and equipment	1,929,654	2,275,231

Deferred Charges and Other Assets:
Unamortized debt issuance expense	15,481	18,315
Accumulated deferred income taxes	10,281	21,911
Prepaid long-term service agreements	35,193	21,728
Other—
Affiliated	6,455	12,790
Other	3,615	2,845

Total deferred charges and other assets	71,025	77,589

Total Assets	$2,104,661	$2,409,285

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$200	$200
Notes payable	—	114,347
Accounts payable —
Affiliated	23,669	51,442
Other	2,929	6,591
Accrued taxes —
Income taxes	23,528	—
Other	9,740	1,289
Accrued interest	13,612	30,012
Other	186	489

Total current liabilities	73,864	204,370

Long-term Debt	1,149,266	1,149,112

Deferred Credits and Other Liabilities:
Deferred capacity revenues—
Affiliated	65,332	28,799
Other	—	256
Other—
Affiliated	13,666	15,061
Other	134	211

Total deferred credits and other liabilities	79,132	44,327

Total Liabilities	1,302,262	1,397,809

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares
Paid-in capital	737,537	850,312
Retained earnings	117,550	217,626
Accumulated other comprehensive loss	(52,688)	(56,462)

Total common stockholder’s equity	802,399	1,011,476

Total Liabilities and Stockholder’s Equity	$2,104,661	$2,409,285

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 2004 vs. THIRD QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Southern Power’s net income for the third quarter and year-to-date 2004 was $37.3 million and $86.9 million, respectively, compared to $40.1 million and $142.5 million for the corresponding periods of 2003. The decrease in third quarter 2004 earnings of $2.8 million, or 7.0%, is due to a reduction in the earnings from sales of uncontracted capacity as new PPAs have become effective. The decrease in year-to-date 2004 earnings of $55.6 million, or 39.0%, is primarily attributed to a one-time gain of $50 million recognized in May 2003 upon termination of PPAs with Dynegy, as well as the reduction in earnings from sales of uncontracted capacity. PPAs with Alabama Power and Georgia Power for Plants Harris Unit 1 and Franklin Unit 2 that began in June 2003 and with the Stanton joint owners for Stanton Unit A that began in October 2003 increased both affiliated and non-affiliated revenues, while significantly reducing uncontracted capacity. A new PPA with Georgia Power for Plant Harris Unit 2 began in June 2004 and further reduced uncontracted capacity. The previously uncontracted capacity that was available to the market from June 2003 through May 2004 consisted of approximately 800 MW: 600 MW from Plant Harris Unit 2 and 200 MW from Plant Franklin Unit 2.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Sales for resale — non-affiliates	$(34,834)	(37.4)	$5,631	2.6
Sale for resale — affiliates	15,853	14.1	68,497	27.0
Fuel expense	(13,980)	(28.3)	5,117	4.9
Purchased power — non-affiliates	(1,702)	(9.3)	6,156	12.3
Purchased power — affiliates	(18,700)	(43.1)	2,680	2.9
Other operations expense	1,557	12.6	11,576	37.8
Maintenance expense	1,178	52.3	6,117	129.2
Depreciation and amortization	1,155	9.9	12,123	46.2
Taxes other than income taxes	(446)	(14.2)	1,588	24.4
Interest expense, net of amounts capitalized	4,995	36.8	27,561	153.7
Other income (expense), net	1,127	87.5	2,762	238.3
Income taxes	10,204	78.5	(21,942)	(28.4)

     Sales for resale — non-affiliates. The decrease in non-affiliate sales for the third quarter 2004 relative to the same period in 2003 resulted from the inception of Georgia Power’s PPA for all the capacity of Plant Harris Unit 2 in June 2004; this capacity was therefore no longer available for non-affiliate sales. Year-to-date 2004 revenues from sales for resale to non-affiliates were higher when compared to the corresponding period in 2003. This increase was primarily due to additional wholesale capacity and energy sales to non-affiliates as a result of commercial operation of Plant Stanton A in October 2003.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Sales for resale — affiliates. During the third quarter 2004, sales for resale to affiliates increased as compared to the same period in 2003 primarily due to energy and capacity sales to Georgia Power that commenced in June 2004 for Plant Harris Unit 2. For year-to-date 2004, revenues under this PPA, as well as a full nine months of revenues in 2004 for PPAs at Plant Harris Unit 1 and Plant Franklin Units 1 and 2 that began in June 2003 with both Alabama Power and Georgia Power, contributed to the increase. Revenues from sales to affiliated companies through the Southern Company system power pool and energy sales under PPAs will vary depending on demand and the availability and cost of generating resources accessible throughout the Southern Company system.

     Fuel expense. Fuel expense for the third quarter 2004 decreased when compared to third quarter 2003 primarily as a result of the Plant Harris Unit 2 PPA with Georgia Power, under which Georgia Power assumes fuel responsibility. Year-to-date 2004 fuel expense increased when compared to the same period in 2003 largely due to increased gas transportation expenses associated with Plant Harris Unit 2 prior to its commitment under the Georgia Power PPA. Significantly lower offsetting hedge gains in 2004 also contributed to the year-to-date increase. Southern Power’s existing PPAs generally provide that the purchasers are responsible for substantially all of the cost of fuel relating to the energy delivered under such PPAs; therefore, these cost increases do not have a significant impact on net income.

     Purchased power — non-affiliates. For third quarter 2004, the decrease in purchased power — non-affiliates when compared to the same period in 2003 is the result of lower demand due to milder weather and the availability of lower priced energy from affiliates or self generation. The year-to-date 2004 increase over the same period in 2003 is attributable to the increase in lower priced energy available from contracts with Georgia electric membership corporations and North Carolina municipalities.

     Purchased power — affiliates. The decrease in purchased power from affiliates during the third quarter 2004 compared to the same period in the prior year is the result of lower demand due to the milder weather and lower relative cost of Southern Power’s self generation. Expenses from purchased power transactions will vary depending on demand, availability and the cost of generating.

     Other operations and maintenance expenses. For the third quarter and year-to-date 2004, other operations and maintenance expenses increased when compared to the same periods in the prior year due mainly to expenses associated with the commercial operation of Plant Franklin Unit 2 and Plant Harris Units 1 and 2, which were all placed into commercial operation in June 2003, and Plant Stanton A, which was placed into commercial operation in October 2003.

     Depreciation and amortization. New generating units placed into service in June and October 2003 are the main reasons for the increases in depreciation and amortization in the third quarter and year-to-date 2004 as compared to the corresponding periods in the prior year.

     Taxes other than income taxes. During the third quarter 2004, taxes other than income taxes decreased from the same period in 2003 due to lower property tax rates resulting from a favorable settlement in the fourth quarter of 2003. Year-to-date 2004 taxes other than income taxes increased over 2003 as a result of the increased property tax base in October 2003 when Plant Stanton A entered service.

     Interest expense, net of amounts capitalized. In the third quarter and year-to-date 2004, interest expense, net of amounts capitalized increased when compared to the same periods in 2003 due to an increase in the amount of senior notes outstanding and a lower percentage of interest costs being capitalized as projects have reached completion. In addition, see Note (J) to the Condensed Financial Statements herein for information

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

regarding the transfer of the Plant McIntosh Units 10 and 11 construction project to Georgia Power and Savannah Electric on May 24, 2004. In August 2004, Southern Power completed limited construction activities at the Plant Franklin Unit 3 to preserve the long-term viability of the project and indefinitely suspended further construction. Capitalized interest was stopped effective with the suspension date.

     Other income (expense), net. During the third quarter and year-to-date 2004, other income (expense), net increased due to gains on gas and electric hedge positions, both realized and unrealized, and as a result of a state taxable gain on the sale of Plant McIntosh Units 10 and 11 construction project to Georgia Power and Savannah Electric.

     Income taxes. The increase in income taxes for the third quarter 2004 are a direct result of the change in income items discussed above. The decrease in income taxes year-to-date 2004 corresponds to the decrease in pre-tax earnings due to the Dynegy settlement recorded in the second quarter of 2003.

Future Earnings Potential

The results of operations are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including completion of construction on new generating facilities, regulatory matters including those related to affiliate contracts, energy sales, creditworthiness of customers, total generating capacity available in the Super Southeast and the remarketing of capacity. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in the wholesale energy market. For additional information relating to these issues, see Business — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Southern Power in Item 7 of the Form 10-K.

FERC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Plant McIntosh Construction Project

See Note 3 to the financial statements of Southern Power under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11 capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held. To ensure the timely completion of construction on McIntosh Units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Southern Company in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Power Sales Agreements

On August 12, 2004, Southern Power entered into two PPAs with Florida Power & Light (FP&L). Under the agreements, Southern Power will provide FP&L with a total of 790 megawatts of capacity annually from Plant Harris Unit 1 and Plant Franklin Unit 1 for the period from June 2010 through December 2015. The PPAs provide for fixed capacity payments and variable energy payments based on actual energy delivered. Additionally, FP&L will make payments for firm gas transportation. These contracts are contingent upon certain events, including approval of the Florida PSC. The final outcome of this matter cannot now be determined.

     Southern Power executed on August 26, 2004 multiple agreements with a new full-requirements customer. For the years 2005-2009, Southern Power will sell approximately 130 megawatts of additional wholesale capacity from existing resources to Flint Energies, a cooperative located in Reynolds, Georgia.

     See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — General” and “- Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information on long-term power sales agreements and PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody’s downgrades the credit ratings of such counterparty to below-investment grade, or, if the counterparty is not rated, fails to maintain a minimum coverage ratio. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In June 2003, Southern Power placed Plant Franklin Unit 2 and Plant Harris Units 1 and 2 into commercial operation. In October 2003, Southern Power placed Plant Stanton A into commercial operation. In June 2004, sales under PPAs with Georgia Power for the remaining 200 MW of uncontracted capacity at Plant Franklin Unit 2 and for Plant Harris Unit 2 began. Sales under PPAs for the other units became effective upon commercial operation. The opportunity for non-affiliate sales from uncontracted capacity has declined significantly since these PPAs became effective.

Other Construction Projects

In October 2004, a partnership between Southern Company and the Orlando Utilities Commission (OUC) was selected by the U.S. Department of Energy (DOE) to build and operate a 285 MW coal-gasification facility. The facility will be located at OUC’s Stanton Energy Center near Orlando, Florida, site of the existing gas-fired 630 MW Stanton A unit co-owned by Southern Power, OUC and others. Southern Power will own and operate the Southern Company portion of the project. The project will demonstrate a coal gasification technology that has been under development, in partnership with the DOE, at Southern Company’s power systems development facility near Birmingham, Alabama. The project is scheduled to begin commercial operation in early 2010, with a projected total cost of $557 million. The DOE will contribute approximately $235 million of the cost.

     In August 2004, Southern Power completed limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project and indefinitely suspended further construction. Final completion is not anticipated until the 2008-2011 period. See Note 3 to the financial statements of Southern Power under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information. The final outcome of these matters cannot now be determined.

Other Matters

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (Jobs Act) into law. The Jobs Act represents the most significant revision to the Internal Revenue Code since 1986. Congress must still develop the regulations that will implement the requirements of the Jobs Act. Southern Power is currently assessing the impact of the Jobs Act on its taxable income. However, Southern Power currently does not expect the Jobs Act to have a material impact on its financial statements.

     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Power’s financial statements.

     See also the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Environmental Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition and Asset Impairments.

FINANCIAL CONDITION AND LIQUIDITY

Overview

The major change in Southern Power’s financial condition during the first nine months of 2004 was the sale of the Plant McIntosh Units 10 and 11 combined cycle construction project to Georgia Power and Savannah Electric at a final book cost of $415 million. See Note (J) to the Condensed Financial Statements herein for additional information. As a result of the sale, Southern Power repaid its note payable to Southern Company of $89 million, returned $225 million to Southern Company ($113 million from capital surplus and $112 million from retained earnings) and repaid $114 million in commercial paper borrowings. In September 2003, the SEC had approved, under the PUHCA, Southern Power’s payment of dividends in an amount up to $190 million to Southern Company from capital surplus. In September 2004, Southern Power declared and paid $75 million in additional dividends to Southern Company, bringing the dividends paid out of retained earnings to $187 million.

Capital Requirements and Contractual Obligations

Reference is made to MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments and long-term service agreements. The sale of the Plant McIntosh Units 10 and 11 construction project and the suspension of construction activities at Plant Franklin Unit 3 have eliminated the current need for short-term borrowings under the commercial paper program. The projected construction program will decrease by $202 million and $41 million in 2004 and 2005, respectively, for the Plant McIntosh combined cycle construction project as a result of the sale of the project.

Sources of Capital

In February 2003, Southern Power initiated a commercial paper program to fund a portion of the construction costs of new generating facilities. The amount of commercial paper initially represented approximately 45% of total debt, but proceeds from the sale of the Plant McIntosh Units 10 and 11 construction project were used to repay $24 million of outstanding commercial paper early in the third quarter of 2004. Southern Power’s strategy

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

has been to refinance most of such short-term borrowings with long-term securities following commercial operation of the generating facilities. At September 30, 2004, there was no commercial paper outstanding. See Note 6 to the financial statements of Southern Power under “Commercial Paper” in Item 8 of the Form 10-K for additional information.

     To meet liquidity and capital resource requirements, Southern Power had at September 30, 2004 $19.3 million in cash and equivalents and $325 million of an unused committed credit arrangement with banks expiring in 2006. Reflecting the change in Southern Power’s future construction needs following the sale of the McIntosh construction project, the committed credit arrangement was reduced from $650 million to $325 million. This arrangement also provides liquidity support for Southern Power’s commercial paper program. Amounts drawn under the arrangements may be used to finance acquisition and construction costs related to gas-fired electric generating facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit Southern Power to fund construction of future generating facilities upon meeting certain requirements. Southern Power expects to renew its credit facility, as needed, prior to expiration.

Credit Rating Risk

Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. Generally, collateral may be provided by a Southern Company guaranty, letter of credit or cash. At September 30, 2004, the maximum potential collateral requirements were approximately $179 million.

     Southern Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2004, Southern Power had no material exposure related to these agreements.

Market Price Risk

Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Because energy from Southern Power’s generating facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the purchasers, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the sale of electricity.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unrealized gains and losses on electric and gas contracts qualifying as cash flow hedges of anticipated purchases and sales are deferred in Other Comprehensive Income. The fair values of derivative energy contracts at September 30, 2004 were as follows:

	Third Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(39)	$665
Contracts realized or settled	(23)	(522)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	9	(196)

Contracts at September 30, 2004	$(53)	$(53)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$32	$32	$—
External sources	(85)	(85)	—
Models and other methods	—	—	—

Contracts at September 30, 2004	$(53)	$(53)	$—

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I, J, K, M, N, O, P

Alabama Power	A, B, C, D, F, G, M

Georgia Power	A, B, C, D, F, G, I, J

Gulf Power	A, B, C, D, F, G, O

Mississippi Power	A, B, C, D, F, G, K

Savannah Electric	A, B, C, D, F, G, J, L

Southern Power	A, B, F, J

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A)	The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of each of the registrants in Item 8 and “Legal Proceedings” in Item 3 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS AND PLANT WANSLEY ENVIRONMENTAL LITIGATION

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric under “New Source Review Actions” and of Southern Company and Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The cases against Alabama Power, Georgia Power and Savannah Electric had been effectively stayed pending this final resolution of the TVA case. On June 16, 2004, the U.S. District Court for the Northern District of Alabama lifted the stay of the New Source Review litigation against Alabama Power, placing the case back onto the District Court’s active docket. At this time, no party to the case against Georgia Power and Savannah Electric has sought to reopen that case, which remains administratively closed in the District Court for the Northern District of Georgia. On June 10, 2004, the U.S. District Court for the Northern District of Georgia granted Georgia Power’s motion in the Plant Wansley environmental litigation for partial summary judgment regarding emission offsets. The case has been removed from the court’s trial calendar due to pending motions for summary judgment, and a new trial date has not been scheduled. An adverse outcome in any one of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties that cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

MIRANT RELATED MATTERS

Southern Company Employee Savings Plan Litigation

On June 30, 2004, an employee of a subsidiary of Southern Company filed a complaint in the United States District Court for the Northern District of Georgia alleging violations of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and naming as defendants Southern Company, Southern Company Services, Inc., the Employee Savings Plan Committee, the Pension Fund Investment Review Committee, certain current and former members of those committees, Merrill Lynch Trust Company, FSB and “Unknown Defendants 1-100.” The plaintiff seeks to represent a purported class of individuals who were participants in or beneficiaries of The Southern Company Employee Savings Plan (the Plan) at any time since April 2, 2001 whose Plan accounts included investments in Mirant common stock.

The complaint alleges that the defendants breached their fiduciary duties under ERISA by, among other things, failing to investigate whether Mirant stock was an appropriate investment option for the Plan and by failing to inform Plan participants that Mirant stock was not an appropriate investment for their retirement assets based on Mirant’s alleged improper energy trading and accounting practices, mismanagement and dire circumstances. The plaintiff seeks class-wide equitable and monetary relief. Southern Company denies any wrongdoing and intends to defend this action vigorously. The final outcome of this matter cannot now be determined.

Under certain circumstances, Southern Company will be obligated under its Bylaws to indemnify the current and former officers who served as members of the Employee Savings Plan Committee and/or the Pension Fund Investment Review Committee at or since the date of the spin-off and are named as defendants in the lawsuit.

Mirant Bankruptcy

See Note 3 to the financial statements of Southern Company under “Mirant Related Matters — Mirant Bankruptcy” in Item 8 of the Form 10-K. On April 7, 2004, the U.S. Bankruptcy Court judge presiding over Mirant’s proceedings ordered that an examiner be appointed and identified a number of duties for the examiner, including preliminary investigation of potential causes of action against insiders, past or present, of Mirant. On April 13, 2004, the judge approved the appointment of William K. Snyder as examiner. In an April 29, 2004 order, the judge further defined the duties of the examiner, including the investigation of any potential causes of action or any basis for objecting to or subordinating any claim that may be available to Mirant against any past or present insider or any member of a committee appointed in Mirant’s bankruptcy proceeding. As a former shareholder of Mirant, Southern Company could be considered a past insider. On June 14, 2004, Mirant’s bankruptcy counsel notified Southern Company that it is investigating potential claims against Southern Company. Southern Company has produced documents in response to requests by Mirant’s bankruptcy counsel and is fully cooperating in the investigation. The final outcome of these matters cannot now be determined.

See Note 3 to the financial statements of Southern Company under “Mirant Bankruptcy” and Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (N) herein for information related to potential contingent liabilities as a result of Mirant’s inclusion in the consolidated federal income tax return prior to the spin-off. In connection with the audit of tax years 2000 and 2001,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

the IRS has preliminarily indicated that they may challenge certain tax deductions arising from Mirant’s operations prior to the spin-off. The ultimate outcome of this matter cannot now be determined.

Mobile Energy Services’ Petition for Bankruptcy

See Note 3 to the financial statements of Southern Company under Mirant Related Matters — “Mobile Energy Services’ Petition for Bankruptcy” in Item 8 of the Form 10-K. On April 29, 2004, Mobile Energy Services Holdings (MESH) sold the electric generating facility. In connection with the sale, the pulp and paper complex owners released Southern Company from its contingent obligations associated with the guarantee of certain potential environmental obligations and with the potential obligation to fund a maintenance reserve account. Southern Company simultaneously released MESH from its indemnification obligations.

FERC MATTERS

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach requires utilities to submit a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power.

On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company submitted the required analyses on August 9, 2004. In that filing, Southern Company passed the pivotal supplier analysis for all markets and the wholesale market share analysis for all markets except the Southern Company control area. Southern Company also submitted other analyses to demonstrate that it lacks generation market power. This filing remains pending at the FERC. Southern Company, along with other utilities, has also filed an appeal of the FERC’s April 14, 2004 order with the Circuit Court of Appeals in Washington, D.C. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates for certain wholesale sales, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

INCOME TAX MATTERS

See Note 3 to the financial statements of Southern Company under “Income Tax Issues — Leveraged Lease Transactions” in Item 8 of the Form 10-K. In connection with their current audits of Southern Company’s consolidated federal income tax returns for the 2000 and 2001 tax years, the IRS has indicated that they intend to propose a similar adjustment of $18 million to disallow the tax losses associated with the international leveraged lease transaction originally challenged in their 1996-1999 audits, a lease-in lease-out (LILO) transaction. The original adjustment of $30 million included approximately $6.5 million of interest. Recently several taxpayers have reached settlements with the IRS

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

related to LILO transactions. Southern Company has recently submitted the issue to the IRS appeals division with a request for an accelerated review, which could result in a settlement. If Southern Company is unable to resolve the issue in the IRS appeals division, Southern Company will continue to pursue litigation. The IRS has also preliminarily indicated that they may challenge Southern Company’s other three international leveraged lease transactions (so-called SILO or sale-in-lease-out transactions). If the IRS is ultimately successful in disallowing the tax deductions related to all four international leveraged lease transactions beginning with the 2000 tax year, Southern Company could be subject to additional interest charges of up to $24 million. Additionally, although the payment of the tax liability, exclusive of this interest, would not affect Southern Company’s results of operations, it could have a material impact on cash flow. See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional details of the deferred taxes related to these transactions. The ultimate outcome of these matters cannot now be determined.

GULF POWER PERSONAL INJURY LITIGATION

See Note 3 to the financial statements of Gulf Power under “Personal Injury Litigation” in Item 8 of the Form 10-K for additional information. This matter was the subject of an appeal to Florida’s First District Court of Appeal. In May 2004, the court affirmed the result of the jury’s verdict without submitting a written opinion, thereby preempting Gulf Power’s right to appeal the case to the Florida Supreme Court. Therefore, in June 2004 Gulf Power paid the judgment amount and accrued interest. As a result of insurance coverage, there was no material impact on Gulf Power’s financial statements.

(C)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the Asset Retirement Obligations included in the Condensed Balance Sheets.

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/03	Incurred	Settled	Accretion	Revisions	09/30/04
	(in millions)
Alabama Power	$359	$—	$—	$18	$—	$377
Georgia Power	476	—	(2)	23	—	497
Gulf Power	4	—	—	1	1	6
Mississippi Power	2	—	—	2	1	5
Savannah Electric	4	—	—	—	—	4
Southern Company	$845	$—	$(2)	$44	$2	$889

(D)	On March 31, 2004, Southern Company and the retail operating companies prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on the net income of Southern Company or the retail operating companies. However, as a result of the adoption, Southern Company and the retail operating companies deconsolidated certain wholly-owned trusts established to issue preferred securities since Southern Company and the retail operating companies do not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. Therefore, the investments in these trusts are reflected as Equity Investments in Unconsolidated Subsidiaries for Alabama Power and Georgia Power and as Other Investments for Southern Company, Gulf Power and Mississippi Power. The related loans from the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

trusts to Southern Company and the retail operating companies are reflected as Long-term Debt Payable to Affiliated Trusts on the accompanying Condensed Balance Sheets.

This treatment resulted in the following increases in both total assets and total liabilities as of March 31, 2004 (in millions):

Alabama Power	$9
Georgia Power	29
Gulf Power	2
Mississippi Power	1
Southern Company	60

In addition, Southern Company consolidated its 85% limited partnership investment in an energy/telecom venture capital fund that was previously accounted for under the equity method. At September 30, 2004, Southern Company’s investment totaled $26.3 million. During the third quarter of 2004, Southern Company terminated new investments in this fund; however, additional contributions to existing investments will still occur. Southern Company has committed to a maximum investment of $50 million. The assets of the venture capital fund are included in Cash and Other Investments on the accompanying Condensed Balance Sheets.

(E)	See Note 1 to the financial statements of Southern Company under “Stock Options” and Note 8 to the financial statements of Southern Company under “Stock Option Plan” in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on the date of the grant. The estimated fair values of stock options granted during the three-month and nine-month periods ending September 30, 2004 and 2003 have been derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of these stock options:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Interest rate	3.8%	3.1%	3.1%	2.7%
Average expected life of stock options (in years)	5.0	4.3	5.0	4.3
Expected volatility of common stock	19.0%	21.7%	19.6%	23.6%
Expected annual dividends on common stock	$1.43	$1.40	$1.40	$1.37
Weighted average fair value of stock options granted	$3.34	$3.38	$3.29	$3.59

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

The pro forma impact of fair-value accounting for options granted on net income is as follows:

	As Reported	Pro Forma
Three Months Ended September 30, 2004
Net income (in millions)	$644	$641
Earnings per share (dollars):
Basic	$0.87	$0.87
Diluted	$0.87	$0.87
Three Months Ended September 30, 2003
Net income (in millions)	$619	$614
Earnings per share (dollars):
Basic	$0.85	$0.84
Diluted	$0.84	$0.83
Nine Months Ended September 30, 2004
Net income (in millions)	$1,328	$1,315
Earnings per share (dollars):
Basic	$1.80	$1.78
Diluted	$1.79	$1.77
Nine Months Ended September 30, 2003
Net income (in millions)	$1,349	$1,336
Earnings per share (dollars):
Basic	$1.86	$1.84
Diluted	$1.85	$1.83

Diluted Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
As reported shares	739,345	729,816	738,056	724,462
Effect of options	4,350	5,039	4,215	5,208
Diluted shares	743,695	734,855	742,271	729,670

(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At September 30, 2004, the fair value of derivative energy contracts was reflected in the financial statements as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah	Southern
	Company	Power	Power	Power	Power	Electric	Power
	Amounts
	(in thousands)
Regulatory liabilities, net	$58,261	$22,488	$15,367	$6,198	$11,962	$2,246	$—
Other comprehensive income (loss)	(201)	(322)	—	—	(2,144)	—	(73)
Net income	(1,974)	22	27	4	5	(21)	20

Total fair value	$56,086	$22,188	$15,394	$6,202	$9,823	$2,225	$(53)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the three months and nine months ended September 30, 2004 and 2003, the amounts recognized in income for derivative energy contracts that are not hedges, for Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power were immaterial.

In addition, the pre-tax gains that will be reclassified from Other Comprehensive Income to Fuel Expense by Southern Company for the twelve month period ended September 30, 2005 are immaterial.

At September 30, 2004, Southern Company had $3.2 billion notional amount of interest rate swaps outstanding with net fair value gains of $13.9 million as follows:

Fair Value Hedges

					Fair Value Gain (Loss)
	Notional	Fixed Rate	Variable	Maturity	September 30, 2004
	Amount	Received	Rate Paid	Date	(in millions)
Southern Company	$400 million	5.3%	6-month LIBOR (in arrears) less 0.103%	February 2007	$19.3

Southern Company	$40 million	7.625%	6-month LIBOR (in arrears) plus 2.9225%	December 2009	$1.5

Cash Flow Hedges

			Weighted		Fair Value
		Variable	Average		Gain (Loss)
	Notional	Rate	Fixed Rate	Maturity	September 30, 2004
	Amount	Received	Paid	Date	(in millions)
Alabama Power	$536 million	BMA Index	2.007%	January 2007	$2.9
Alabama Power	$195 million	3-month LIBOR	1.89%	April 2006	$2.3
Alabama Power	$250 million	3-month LIBOR	5.676%	March 2035	$(13.6)
Alabama Power	$220 million	3-month LIBOR	3.4145%	November 2007	$(0.4)
Georgia Power	$250 million	3-month LIBOR plus 0.125%	1.96%	February 2005	$0.2
Georgia Power	$50 million	3-month LIBOR plus 0.10%	1.5625%	January 2005	$0.1
Georgia Power	$873 million	BMA Index	1.3878%	December 2004	$0.7
Georgia Power	$250 million	3-month LIBOR	4.6629%	February 2015	$1.2
Georgia Power	$100 million	3-month LIBOR	5.029%	December 2015	$(0.3)
Savannah Electric	$20 million	3-month LIBOR plus 0.375%	2.055%	December 2004	$0.0

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the twelve month period ended September 30, 2005, the following table reflects the estimated pre-tax losses that will be reclassified from Other Comprehensive Income to Interest Expense.

(in millions)
Alabama Power	$(4.7)
Georgia Power	(2.7)
Gulf Power	(0.3)
Savannah Electric	(0.1)
Southern Power	(11.0)

Southern Company	$(18.8)

(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month and nine-month periods ending September 30, 2004 and 2003 are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
PENSION PLANS (in millions)	Company	Power	Power	Power	Power	Electric
Three Months Ended September 30, 2004
Service cost	$32	$8	$10	$1	$2	$1
Interest cost	67	18	25	3	3	1
Expected return on plan assets	(114)	(34)	(45)	(5)	(5)	(1)
Recognized net gain	(3)	(1)	(2)	—	—	—
Net amortization	5	(1)	2	—	—	—
Net cost (income)	$(13)	$(10)	$(10)	$(1)	$—	$1
Nine Months Ended September 30, 2004
Service cost	$96	$24	$30	$3	$6	$3
Interest cost	203	54	77	9	9	3
Expected return on plan assets	(340)	(104)	(135)	(15)	(15)	(3)
Recognized net gain	(5)	(3)	(4)	—	—	—
Net amortization	13	1	6	—	—	—
Net cost (income)	$(33)	$(28)	$(26)	$(3)	$—	$3
Three Months Ended September 30, 2003
Service cost	$29	$7	$10	$1	$1	$1
Interest cost	65	17	25	3	3	1
Expected return on plan assets	(112)	(35)	(45)	(5)	(4)	(1)
Recognized net gain	(11)	(3)	(5)	—	—	—
Net amortization	4	1	2	—	—	—
Net cost (income)	$(25)	$(13)	$(13)	$(1)	$—	$1
Nine Months Ended September 30, 2003
Service cost	$87	$21	$30	$3	$3	$3
Interest cost	195	51	75	9	9	3
Expected return on plan assets	(336)	(105)	(135)	(15)	(12)	(3)
Recognized net gain	(33)	(9)	(15)	—	—	—
Net amortization	12	3	6	—	—	—
Net cost (income)	$(75)	$(39)	$(39)	$(3)	$—	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

POSTRETIREMENT PLANS	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
(in millions)	Company	Power	Power	Power	Power	Electric
Three Months Ended September 30, 2004
Service cost	$7	$2	$3	$—	$—	$—
Interest cost	21	5	9	1	1	1
Expected return on plan assets	(13)	(5)	(6)	—	—	—
Net amortization	8	3	3	—	—	—
Net cost (income)	$23	$5	$9	$1	$1	$1
Nine Months Ended September 30, 2004
Service cost	$21	$6	$7	$—	$—	$—
Interest cost	69	17	31	3	3	3
Expected return on plan assets	(37)	(13)	(18)	—	—	—
Net amortization	26	7	13	—	—	—
Net cost (income)	$79	$17	$33	$3	$3	$3
Three Months Ended September 30, 2003
Service cost	$6	$2	$2	$—	$—	$—
Interest cost	23	6	10	1	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—	—
Net amortization	8	2	4	—	—	—
Net cost (income)	$25	$6	$10	$1	$1	$1
Nine Months Ended September 30, 2003
Service cost	$18	$6	$6	$—	$—	$—
Interest cost	69	18	30	3	3	3
Expected return on plan assets	(36)	(12)	(18)	—	—	—
Net amortization	24	6	12	—	—	—
Net cost (income)	$75	$18	$30	$3	$3	$3

In the third quarter 2004, Southern Company prospectively adopted FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act).” The Medicare Act provides a 28% prescription drug subsidy for Medicare eligible retirees. FSP 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation (APBO) and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Southern Company elected to apply this treatment prospectively. As shown in the following table (amounts in millions), the effect of the subsidy reduced Southern Company’s expenses for the three months ended September 30, 2004 by approximately $5 million and is expected to have a similar impact on future expenses. The subsidy’s impact on the post-retirement medical plan APBO was a reduction of approximately $182 million. However, the ultimate impact on future periods is subject to federal regulations governing the subsidy created in the Medicare Act which are being finalized.

	Expense	APBO
Alabama Power	$(1.6)	$(60.0)
Georgia Power	(2.3)	(72.0)
Gulf Power	(0.2)	(8.0)
Mississippi Power	(0.2)	(8.0)
Savannah Electric	(0.1)	(3.5)
Southern Company	$(5.0)	$(182.0)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(H)	See Note 1 to Southern Company’s financial statements under “Leveraged Leases” in Item 8 of the Form 10-K. In June 2004, Southern Company completed the purchase from Keyspan Corporation and subsequent leaseback of the Ravenswood Expansion Facility, a 250 megawatt combined cycle gas turbine facility in New York, New York. The cost of the facility was approximately $385 million. Southern Company’s net initial investment in the leveraged lease was approximately $68 million.

(I)	On July 1, 2004, Georgia Power filed a request with the Georgia PSC for an approximate 7 percent increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending July 31, 2005 and a proposed retail return on common equity of 12.5 percent.

The increase in retail revenues is being requested to cover the higher costs of purchased power; operating and maintenance expenses; environmental compliance; and continued investment in new generation, transmission and distribution facilities to support growth and ensure reliability. Hearings on Georgia Power’s filed testimony were held in September 2004. In direct testimony filed on October 14, 2004, the Georgia PSC staff proposed certain adjustments to Georgia Power’s general rate case filing that indicate a $57 million revenue surplus. Georgia Power disagrees with a majority of the staff’s proposed adjustments. The hearings on the staff testimony were held in October 2004. Georgia Power plans to file rebuttal testimony in November 2004 with hearings on that testimony being held in the same month. Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2004. The final outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Orders” and of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information.

(J)	See Note 3 to the financial statements of Georgia Power, Savannah Electric and Southern Power under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity.

In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held. To ensure the timely completion of construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower of cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

information showing that the book cost of the McIntosh construction project is lower than its market value. In direct testimony filed on October 14, 2004 the Georgia PSC staff proposed a different valuation that shows the market value for the Plant McIntosh construction project is less than book value. Georgia Power and Savannah Electric disagree with the proposed valuation methodology. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. The Georgia PSC is expected to issue a final order in this matter in December 2004. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At September 30, 2004, the investment in the McIntosh construction project totaled approximately $381.1 million and $74.2 million for Georgia Power and Savannah Electric, respectively. The ultimate outcome of the Georgia PSC’s review cannot now be determined.

(K)	See Note 3 to the financial statements of Southern Company under “Mississippi Power Regulatory Filing” and Mississippi Power under “Retail Regulatory Filing” in Item 8 of the Form 10-K regarding Mississippi Power’s request with the Mississippi PSC to reclassify 266 megawatts of Plant Daniel Units 3 and 4 generating capacity not currently included in jurisdictional cost of service and to modify certain provisions of the PEP used to set Mississippi Power’s retail base rates and the Mississippi PSC’s interim order creating a $60.3 million regulatory liability issued in December 2003. The Mississippi PSC held hearings on these matters in April 2004 and a final decision was issued on May 25, 2004. The Mississippi PSC approved Mississippi Power’s request to reclassify the 266 megawatts of Plant Daniel unit 3 and 4 capacity to jurisdictional cost of service effective January 1, 2004, and authorized Mississippi Power to include the related costs and revenue credits in jurisdictional rate base, cost of service and revenue requirement calculations for purposes of retail rate recovery. Mississippi Power will amortize the regulatory liability established pursuant to the Mississippi PSC’s interim order in December to earnings as follows: $16.5 million in 2004, $25.1 million in 2005, $13.0 million in 2006 and $5.7 million in 2007, resulting in increases to earnings in each of those years.

In addition, the Mississippi PSC also approved Mississippi Power’s requested changes to PEP, including the use of a forward-looking test year, with appropriate oversight; annual, rather than semi-annual, filings; and certain changes to the performance indicator mechanisms. Rate changes will be limited to 4% of retail revenues annually under the revised PEP. The Mississippi PSC will review all aspects of PEP in 2007.

See Note 1 to the financial statements of Mississippi Power under “Provision for Property Damage” in Item 8 of the Form 10-K. As a result of the restoration costs associated with Hurricane Ivan, an estimated amount of $7.6 million has been charged to the provision for property damage in September 2004, leaving a balance in the reserve of $0.3 million.

(L)	On March 23, 2004, Savannah Electric submitted a request to the Georgia PSC for an accounting order which, if approved by the Georgia PSC, would have allowed for the cost of a coal transloader then under construction to be amortized over 24 months through fuel expense and recovered through Savannah Electric’s fuel cost recovery clause. The transloader allows foreign coal to be off-loaded from ships at Savannah Electric’s Plant Kraft dock, and then transferred by rail to Plant McIntosh. On June 24, 2004, the Georgia PSC denied Savannah Electric’s request for this accounting order. Consequently, accumulated project costs were recorded as construction work in progress in June 2004 and were to be depreciated over the projects estimated useful life of 35 years once placed in service.

In a separate action, on July 30, 2004, Savannah Electric filed for a fuel cost recovery rate increase with the Georgia PSC. The increase will allow for the recovery of fuel costs based on an estimate of future costs, as well as the collection of the existing under recovery of fuel expenses, over a two-year period. The amount under recovered at September 30, 2004 is approximately $14.5 million. On October 25,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

2004, the Georgia PSC approved Savannah Electric’s request, with no significant modifications. The approved increase will allow for the recovery of approximately $161 million in fuel costs, which includes an estimate of future fuel costs over the next 12 months and recovery of the existing under recovered fuel balance over the next 24 months. The approved fuel rate increase also includes the recovery of approximately $3.5 million in costs associated with the coal transloader to be amortized over a 21-month period, which the Georgia PSC had denied in June 2004. The new rates will become effective in November 2004.

(M)	On August 2, 2004, Alabama Power made a filing with the Alabama PSC to establish a specific rate mechanism for the recovery of retail costs associated with environmental laws, regulations or other such mandates. On October 5, 2004, the Alabama PSC voted to approve the rate mechanism as filed. The rate mechanism will begin operation in January 2005 and provide for the recovery of these costs pursuant to a factor that will be calculated annually. Environmental costs to be recovered would include (1) applicable operation and maintenance expenses, (2) depreciation and a return on invested capital beginning with 2005 investments and (3) a true up of prior period over/under recovery amounts. It is anticipated that for the first two years of the increase, retail rates will increase by approximately 1% ($33 million) in 2005 and approximately an additional 1% ($30 million) in 2006. In conjunction with the Alabama PSC’s approval, Alabama Power agreed to a moratorium until March 2007 on any retail rate increase under the previously approved Rate Stabilization and Equalization Plan. Any increase in March 2007 would be based upon the earned return on retail common equity at December 31, 2006. See Note 3 to the financial statements of Southern Company under “Retail Rate Adjustment Procedures” and of Alabama Power under “Alabama Power Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for further information on the Rate Stabilization and Equalization Plan.

In a separate action, on October 19, 2004, Alabama Power received approval from the Alabama PSC to record its hurricane related operation and maintenance expenses in the natural disaster reserve, thereby deferring the approximately $41 million negative balance at September 30, 2004, for recovery in future periods in a manner which minimizes the impact on customers. This asset is included in Other Regulatory Assets in the accompanying Condensed Balance Sheet. See Note 1 to the financial statements of Alabama Power under “Natural Disaster Reserve” in Item 8 of the Form 10-K for additional information.

(N)	See Note 7 to the financial statements of Southern Company under “Guarantees” in Item 8 of the Form 10-K for information regarding guarantees made to certain counterparties regarding performance of contractual commitments by Mirant’s trading and marketing subsidiaries. During the third quarter of 2004, Mirant rejected in bankruptcy, and the bankruptcy court approved the rejection, of two contracts covered by Southern Company guarantees. As a result, in September 2004, Southern Company recorded reserves for its estimated exposure under these guarantees, which are included in other income and (expense) on the accompanying Consolidated Statements of Income and are not material. In October 2004, Southern Company paid approximately $1.1 million to extinguish all further liabilities under one of these guarantees, which had a notional amount of $5 million. Therefore, the total notional amount of guarantees remaining outstanding at October 31, 2004 was less than $25 million, of which $8 million will expire on December 31, 2004 and the remaining guarantees will expire by 2009.

(O)	See Note 3 to the financial statements of Gulf Power under “Environmental Cost Recovery” in Item 8 of the Form 10-K. In September 2004, Gulf Power increased its liability and related regulatory asset for the estimated costs of environmental remediation projects to by $47 million to $59.8 million. This increase relates to new regulations and stricter site closure criteria by the Florida Department of Environmental Protection (FDEP) for soil and groundwater contamination from herbicide applications. The schedule for completion of these remediation projects will be subject to FDEP approval.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

See Note 1 to the financial statements of Gulf Power under “Provision for Property Damage” in Item 8 of the Form 10-K. As a result of the restoration costs associated with Hurricane Ivan, an estimated amount of $75.5 million has been charged to the provision for property damage in September 2004, which exceeded the existing balance. The $47.5 million balance is included in Other Regulatory Assets in the accompanying Condensed Balance Sheet as of September 30, 2004.

(P)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the retail operating companies and Southern Power. The All Other column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services and natural gas marketing. Intersegment revenues are not material. Financial data for business segments and products and services for the periods covered in the Form 10-Q are as follows:

	Electric Utilities
	Retail
	Operating	Southern			All	Reconciling
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2004:
Operating revenues	$3,322	$189	$(153)	$3,358	$110	$(27)	$3,441
Segment net income (loss)	591	37	—	628	16	—	644
Nine Months Ended September 30, 2004:
Operating revenues	8,733	547	(418)	8,862	402	(82)	9,182
Segment net income (loss)	1,171	87	—	1,258	70	(1)	1,327
Total assets at September 30, 2004	$33,093	$2,105	$(165)	$35,033	$1,951	$(486)	$36,498

Three Months Ended September 30, 2003:
Operating revenues	$3,172	$208	$(156)	$3,224	$100	$(23)	$3,301
Segment net income (loss)	562	41	—	603	16	—	619
Nine Months Ended September 30, 2003:
Operating revenues	8,144	554	(347)	8,351	376	(61)	8,666
Segment net income (loss)	1,170	143	—	1,313	36	—	1,349
Total assets at December 31, 2003	$31,405	$2,409	$(122)	$33,692	$1,671	$(325)	$35,038

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2004	$2,915	$343	$100	$3,358
Three Months Ended September 30, 2003	2,757	376	91	3,224
Nine Months Ended September 30, 2004	7,537	1,038	287	8,862
Nine Months Ended September 30, 2003	6,907	1,034	410	8,351

PART II- OTHER INFORMATION

Item 1.       Legal Proceedings.

See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 6.       Exhibits.

(10)	Material Contracts

Southern Company

(a)1	-	Form Award Agreement setting forth terms of nonqualified stock option grants, made under the Southern Company Omnibus Incentive Compensation Plan as Amended and Restated effective May 23, 2001, to employees of The Southern Company and its subsidiaries.

Alabama Power

(b)1	-	Form Award Agreement setting forth terms of nonqualified stock option grants, made under the Southern Company Omnibus Incentive Compensation Plan as Amended and Restated effective May 23, 2001, to employees of The Southern Company and its subsidiaries. (See Exhibit 10(a)1 herein)

Georgia Power

(c)1	-	Form Award Agreement setting forth terms of nonqualified stock option grants, made under the Southern Company Omnibus Incentive Compensation Plan as Amended and Restated effective May 23, 2001, to employees of The Southern Company and its subsidiaries. (See Exhibit 10(a)1 herein)

Gulf Power

(d)1	-	Form Award Agreement setting forth terms of nonqualified stock option grants, made under the Southern Company Omnibus Incentive Compensation Plan as Amended and Restated effective May 23, 2001, to employees of The Southern Company and its subsidiaries. (See Exhibit 10(a)1 herein)

Mississippi Power

(e)1	-	Form Award Agreement setting forth terms of nonqualified stock option grants, made under the Southern Company Omnibus Incentive Compensation Plan as Amended and Restated effective May 23, 2001, to employees of The Southern Company and its subsidiaries. (See Exhibit 10(a)1 herein)

(e)2	-	Separation Agreement between Mississippi Power and Don E. Mason dated July 26, 2004.

Item 6.       Exhibits.

(10)	Material Contracts (continued)

Savannah Electric

	(f)1	-	Form Award Agreement setting forth terms of nonqualified stock option grants, made under the Southern Company Omnibus Incentive Compensation Plan as Amended and Restated effective May 23, 2001, to employees of The Southern Company and its subsidiaries. (See Exhibit 10(a)1 herein)

(24)	Power of Attorney and Resolutions

Southern Company

	(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)
Gulf Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)
Savannah Electric

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

Item 6.       Exhibits.

(24)	Power of Attorney and Resolutions (continued)

Southern Power

	(g)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(31)	Section 302 Certifications

Southern Company

	(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

	(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

	(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6.       Exhibits.

(31)	Section 302 Certifications (continued)

Mississippi Power

	(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

	(f)1	-	Certificate of Savannah Electric’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(f)2	-	Certificate of Savannah Electric’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

	(g)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(g)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

Southern Company

	(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

	(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

	(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.       Exhibits.

(32)	Section 906 Certifications (continued)

Mississippi Power

	(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

	(f)	-	Certificate of Savannah Electric’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

	(g)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

THE SOUTHERN COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By	David M. Ratcliffe
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	Thomas A. Fanning
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: November 5, 2004

ALABAMA POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALABAMA POWER COMPANY

By	Charles D. McCrary
President and Chief Executive Officer
(Principal Executive Officer)

By	William B. Hutchins, III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: November 5, 2004

GEORGIA POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GEORGIA POWER COMPANY

By	Michael D. Garrett
President and Chief Executive Officer
(Principal Executive Officer)

By	C. B. Harreld
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: November 5, 2004

GULF POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY

By	Susan N. Story
President and Chief Executive Officer
(Principal Executive Officer)

By	Ronnie R. Labrato
Vice President, Chief Financial Officer and Comptroller
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: November 5, 2004

MISSISSIPPI POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Anthony J. Topazi
President and Chief Executive Officer
(Principal Executive Officer)

By	Michael W. Southern
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: November 5, 2004

SAVANNAH ELECTRIC AND POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SAVANNAH ELECTRIC AND POWER COMPANY

By	A. R. James
President and Chief Executive Officer
(Principal Executive Officer)

By	Kirby R. Willis
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: November 5, 2004

SOUTHERN POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SOUTHERN POWER COMPANY

By	William P. Bowers
President and Chief Executive Officer
(Principal Executive Officer)

By	Cliff S. Thrasher
Senior Vice President, Comptroller and Chief Financial Officer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: November 5, 2004