Form 10-Q/A
period 2008-06-30
GEORGIA POWER CO
filed 2009-01-26
CIK 41091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q/A

Amendment No. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-6468	Georgia Power Company (A Georgia Corporation) 241 Ralph McGill Boulevard, N.E. Atlanta, Georgia 30308 (404) 506-6526	58-0257110

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ____	Accelerated Filer ____
Non-accelerated Filer X (Do not check if smaller reporting company)	Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

All of the common stock of Georgia Power Company is held by The Southern Company. At June 30, 2008, there were 9,261,500 shares of Georgia Power Company common stock outstanding without par value.

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q of Georgia Power Company (“Georgia Power”) for the quarter ended June 30, 2008 (the “Form 10-Q”) is being filed to amend Exhibit 10(c)1 thereto (the “Exhibit”) in connection with the Georgia Power’s confidential treatment request for certain portions of the Exhibit. No changes are being made to any other portion of the Form 10-Q as originally filed.

PART II – OTHER INFORMATION

Item 6. Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

(c)1 -

Thirty-Fifth Supplemental Indenture to Senior Note Indenture dated as of June 5, 2008, providing for the issuance of the Series 2008B 5.40% Senior Notes. (Designated in Form 8-K dated May 27, 2008, File No. 1-6468, as Exhibit 4.2)

(10) Material Contracts

(c)1 -

Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for OPC, MEAG Power, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Georgia Power requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power omitted such portions from the filing and filed them separately with the SEC.)

(24) Power of Attorney and Resolutions

(c)1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

(31) Section 302 Certifications

(c)1 -	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2 -	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

(c)	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. (Previously furnished)

GEORGIA POWER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA POWER COMPANY

By	Michael D. Garrett
President and Chief Executive Officer
(Principal Executive Officer)

By	Cliff S. Thrasher
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: January 26, 2009